Form 10QSB
period 1995-03-31
CROWELL & CO INC /GA/
filed 1995-05-15
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB




               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1995

                           Commission File No. 0-7765


                              CROWELL & CO., INC.
       -----------------------------------------------------------------
       (Exact Name of small business issuer as specified in its charter)



             GEORGIA                                      58-1021933
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 432 South Belair Road, Augusta, Georgia 30907
                 ---------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code          (706) 855-1099



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

The number of shares outstanding of issuer's common equity as of May 10, 1995 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX


                                                                     PAGE NO.
                                                                     --------
PART I  -  FINANCIAL INFORMATION

           ITEM 1  -   Financial Statements  .........................   4

           ITEM 2  -   Management's Discussion and Analysis ..........   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item I:

         Condensed Consolidated Balance Sheet
                 March 31, 1995

         Condensed Consolidated Statements of Operations and Accumulated
                 Deficit - Three months ended March 31, 1995 and 1994

         Condensed Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements

                     CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995



                                    ASSETS
PROPERTIES HELD FOR RESALE & DEVELOPMENT
     Homes under construction and for sale                         $  3,843,051
     Developed residential                                            1,192,589
     Land held for future development and other                         482,086
                                                                   ------------
                                                                      5,517,726
                                                                   ------------

CASH, INCLUDING ESCROW FUNDS OF $92,505                                 205,158
                                                                   ------------

RECEIVABLES                                                             579,874
                                                                   ------------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                             568,938
                                                                   ------------

OTHER ASSETS                                                            169,092
                                                                   ------------

                                                                   $  7,040,788
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                                             $  5,514,153
                                                                   ------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   291,135
                                                                   ------------

STOCKHOLDERS' EQUITY
     Preferred stock                                                  1,011,899
     Common stock                                                       682,805
     Paid-in capital                                                     47,619
     Accumulated deficit                                               (506,823)
                                                                   ------------
                                                                      1,235,500
                                                                   ------------

                                                                   $  7,040,788
                                                                   ============


See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1995            1994
                                                        ----            ----
REVENUES
     Home sales                                     $   936,940     $ 3,384,536
     All other revenues                                 433,753         620,037
                                                    -----------     -----------

                                                      1,370,693       4,004,573
                                                    -----------     -----------

COST OF REVENUES
     Homes                                              851,165       2,982,232
     All other costs                                    137,105         278,937
                                                    -----------     -----------

                                                        988,270       3,261,169
                                                    -----------     -----------

OPERATING EXPENSES                                      508,665         718,571
                                                    -----------     -----------

OPERATING INCOME (LOSS)                                (126,242)         24,833
                                                    -----------     -----------

NET FINANCIAL EXPENSE                                    95,263          49,712
                                                    -----------     -----------

     LOSS BEFORE INCOME TAXES                          (221,505)        (24,879)
                                                    -----------     -----------

INCOME TAX (EXPENSE) BENEFIT                             (1,500)         61,499
                                                    -----------     -----------

NET INCOME (LOSS)                                      (223,005)         36,620
                                                    -----------     -----------

ACCUMULATED DEFICIT
     Beginning of period                               (283,818)       (610,578)
     Preferred dividends                                      0          59,952
     End of period                                  $  (506,823)    $  (633,910)
                                                    -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            2,520,835       2,520,835

NET INCOME (LOSS) PER COMMON SHARE                  $     (0.10)    $      0.01


See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               1995            1994
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                     $  (223,005)   $    36,620
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities
         Depreciation and amortization                          29,932         40,708
         Deferred tax benefit                                        0        (65,283)
         Net (increase) decrease in inventory,
         receivables, prepaids, payables and accruals          111,538       (401,214)
                                                           -----------    -----------

     Net cash used in operating activities                     (81,535)      (389,169)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                       (12,638)       (26,501)
     Receipts on notes                                          69,883              0
                                                           -----------    -----------

     Net cash provided by (used in) investing activities        57,245        (26,501)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                  617,767      3,438,974
     Payments of borrowings                                   (618,651)     3,045,321
     Payments of preferred stock dividends                           0         59,952
                                                           -----------    -----------

     Net cash provided by (used in) financing activities          (884)       333,701
                                                           -----------    -----------

NET DECREASE IN CASH                                           (25,174)       (81,969)

CASH AT BEGINNING OF PERIOD                                    230,332        428,521

CASH AT END OF PERIOD                                      $   205,158    $   346,552
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Income taxes paid                                     $     1,500    $     3,784
     Interest paid, net of amount capitalized                   98,761         49,057


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995



NOTE 1   -   BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1994 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


NOTE 2   -   INCOME (LOSS) PER SHARE

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three months ended March 31, 1995 and 1994. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarters ended March 31, 1995 and 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale, homebuilding and providing real estate brokerage services.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended March 1995 are $2,633,880 less than revenues for the quarter ended March 1994. Management believes the uncertainty regarding large layoffs at Savannah River Site caused the decrease in sales. As the uncertainty regarding the layoffs is alleviated, management believes sales activity will increase.

Currently sales backlog on Company constructed homes is $1,102,285. Construction on these homes is 82% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased in the 1995 quarter as compared to 1994 from 11.9 % to 9.2 % because of competitive pressures caused by the Savannah River Site layoffs. Management believes gross profit margin will improve when sales activity increases.

Operating expenses decreased by $209,906 for the quarter ended March 31, 1995, as compared to the same quarter last year. This is a result of decreases in legal fees, salaries, advertising and sales promotion and general decreases in several other operating expense categories. Management believes operating expenses will remain at first quarter levels for the second quarter. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the 1995 quarter of $223,005 compared to net income of $36,620 for the 1994 quarter. Management believes the company will sustain another loss for the second quarter of 1995 based on sales activity in new home sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $188,000 in unused development loan commitments available to use in the development of residential properties as of March 31, 1995.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $530,000 as of March 31, 1995, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $338,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $5,514,153 as of March 31, 1995) and funds for operations are expected to be met from the proceeds of home, lot and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $5,000,000. At March 31, 1995, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

The Company expects to, as it has done in the past, sell land it presently owns to meet liquidity needs. Coupled with revenues from normal sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

The Company has net operating loss carryforwards available of approximately $1,370,000 to offset against future federal and state taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $530,000. This amount is not reflected in the financial statements.

   Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits.  27 Financial Data Schedule (for SEC use only)

   (b)    Reports on Form 8-K.  There were no reports on Form 8-K filed for the quarter ended March 31, 1995.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            CROWELL & CO., INC.



May 15, 1995                                By: Mark L. Gilliam
                                                ---------------
                                                Mark L. Gilliam
                                                Vice President on Behalf of
                                                the registrant and as Chief
                                                Financial Officer