Form 10QSB
period 1985-06-30
CROWELL & CO INC /GA/
filed 1995-08-14
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC    20549



                                  FORM 10-QSB




              Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1995

                          Commission File No. 0-7765


                              CROWELL & CO., INC.
         -----------------------------------------------------------------
         (Exact Name of small business issuer as specified in its charter)



             GEORGIA                                58-1021933
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                432 South Belair Road, Augusta, Georgia  30907
                ----------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number, including area code          (706) 855-1099



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---    ---

The number of shares outstanding of issuer's common equity as of August 10, 1995 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX


                                                                        PAGE NO.

PART 1  -   FINANCIAL INFORMATION

            ITEM 1  -  Financial Statements    ...........................  4

            ITEM 2  -  Management's Discussion and Analysis    ...........  8


PART 2  -   OTHER INFORMATION

            ITEM 5  -  Other Information   ............................... 10

            ITEM 6  -  Exhibits and Reports on Form 8-K    ............... 10

                        PART  1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

       Condensed Consolidated Balance Sheet
               June 30, 1995

       Condensed Consolidated Statements of Operations and Accumulated Deficit -
               Three month and six month periods ended June 30, 1995 and 1994

       Condensed Consolidated Statements of Cash Flows -
               Three month and six month periods ended June 30, 1995 and 1994

       Notes to Condensed Consolidated Financial Statements

                   CROWELL & CO., INC., AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1995



                                   ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
        Homes under construction and for sale           $ 3,316,750
        Developed residential                             1,156,220
        Land held for future development and other          379,550
                                                        -----------
                                                          4,852,520
                                                        -----------

CASH, INCLUDING ESCROW FUNDS OF $ 50,505                    500,734
                                                        -----------

RECEIVABLES                                                 309,299
                                                        -----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                 372,372
                                                        -----------

OTHER ASSETS                                                 55,066
                                                        -----------

                                                        $ 6,089,991
                                                        ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                                  $ 4,909,678
                                                        -----------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                       199,730
                                                        -----------

STOCKHOLDERS' EQUITY
        Preferred stock                                   1,011,899
        Common stock                                        682,805
        Paid-in capital                                      47,619
        Accumulated deficit                                (761,740)
                                                        -----------
                                                            980,583
                                                        -----------

                                                        $ 6,089,991
                                                        ===========

See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                               ----------------------  ----------------------
                                                  1995       1994         1995        1994
                                               ----------  ----------  ----------  ----------
REVENUES
   Home sales                                  $1,985,509  $3,675,421  $2,922,449  $7,059,957
   All other revenues                             342,365     746,182     776,118   1,366,219
                                               ----------  ----------  ----------  ----------
                                                2,327,874   4,421,603   3,698,567   8,426,176
                                               ----------  ----------  ----------  ----------
COST OF REVENUES
   Homes                                        1,862,331   3,336,143   2,713,496   6,318,375
   All other costs                                133,285     380,955     270,390     659,892
                                               ----------  ----------  ----------  ----------

                                                1,995,616   3,717,098   2,983,886   6,978,267
                                               ----------  ----------  ----------  ----------
OPERATING EXPENSES                                579,323     607,588   1,087,988   1,326,159
                                               ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS)                          (247,065)     96,917    (373,307)    121,750
                                               ----------  ----------  ----------  ----------
OTHER INCOME                                      107,673           0     107,673           0
                                               ----------  ----------  ----------  ----------
NET FINANCIAL EXPENSE                             111,521      40,999     206,784      90,711
                                               ----------  ----------  ----------  ----------
   INCOME (LOSS) BEFORE INCOME TAXES             (250,913)     55,918    (472,418)     31,039
                                               ----------  ----------  ----------  ----------
INCOME TAX (EXPENSE) BENEFIT                       (4,003)          0      (5,503)     61,499
                                               ----------  ----------  ----------  ----------
NET INCOME (LOSS)                                (254,916)     55,918    (477,921)     92,538
                                               ----------  ----------  ----------  ----------
ACCUMULATED DEFICIT
   Beginning of period                           (506,823)   (633,910)   (283,818)   (610,578)
   Preferred dividends                                  0           0           0      59,952
   End of period                                 (761,739)   (577,992)   (761,739)   (577,992)
                                               ----------  ----------  ----------  ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      2,520,835   2,520,835   2,520,835   2,520,835

NET INCOME (LOSS) PER COMMON SHARE                  $(0.1)      $0.01      $(0.21)      $0.02

See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                           ------------------             -------------------
                                                           1995          1994             1995           1994
                                                           ----          ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   ($ 254,916)     $ 55,918       ($ 477,921)     $ 92,538
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
   Depreciation and amortization                           50,219        34,825           80,151        75,533
      Net (increase) decrease in inventory,
      receivables, prepaids, payables and accruals        904,748       261,067        1,016,286      (205,430)
                                                       ----------     ---------       ----------     ---------

   Net cash used in operating activities                  700,051       351,810          618,516       (37,359)
                                                       ----------     ---------       ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          0        (6,710)         (12,638)      (33,211)
   Receipts on notes                                      200,000             0          269,883             0
                                                       ----------     ---------       ----------     ---------

   Net cash provided by (used in) investing activities    200,000        (6,710)         257,245       (33,211)
                                                       ----------     ---------       ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                               516,683     2,993,617        1,134,450     6,432,591
   Payments of borrowings                              (1,121,158)   (3,322,879)      (1,739,809)   (6,368,200)
   Payments of preferred stock dividends                        0             0                0       (59,952)
                                                       ----------     ---------       ----------     ---------

   Net cash provided by (used in) financing activities   (604,475)     (329,262)        (605,359)        4,439
                                                       ----------     ---------       ----------     ---------

NET INCREASE (DECREASE) IN CASH                           295,576        15,838          270,402       (66,131)

CASH AT BEGINNING OF PERIOD                               205,158       346,552          230,332       428,521

CASH AT END OF PERIOD                                   $ 500,734     $ 362,390        $ 500,734     $ 362,390
                                                       ==========     =========       ==========     =========

SUPPLEMENTAL DISCLOSURES
    Income taxes paid                                     $ 4,003       $ 3,784          $ 5,503             0
    Interest paid, net of amount capitalized             $197,773      $ 39,786         $ 99,012     $  89,498


See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1994, for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


NOTE 2 - INCOME (LOSS) PER SHARE

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three and six month periods ended June 30, 1995 and 1994. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarters ended June 30, 1995 and 1994, and for the six months ended June 30, 1995 and 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATION FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended June 30, 1995, are $2,093,729 less than revenues for the quarter ended June 30, 1994. Management believes the uncertainty regarding large layoffs at Savannah River Site caused the decrease in sales. As the uncertainty regarding the layoffs is alleviated, management believes sales activity will increase.

Currently sales backlog on Company constructed homes is $1,287,900. Construction on these homes is 71% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased in the quarter ended June
30, 1995, as compared to the quarter ended June 30, 1994, from 9.2 % to 6.2 % because of competitive pressures caused by the Savannah River Site layoffs. Management believes gross profit margin will improve when sales activity increases.

Operating expenses decreased by $28,265 for the quarter ended June 30, 1995, as compared to the same quarter last year. This is a result of decreases in legal fees, advertising and sales promotion and general decreases in several other operating expense categories. Management believes operating expenses will decrease from second quarter levels for the third quarter because of the disposition of the Company's residential brokerage division. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the second quarter of 1995 of $254,916 compared to net income of $55,918 for the second quarter of 1994. Management believes the company will sustain another loss for the third quarter of 1995 based on sales activity in new home sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $135,000 in unused development loan commitments available to use in the development of residential properties as of June 30, 1995.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $255,000 as of June 30, 1995, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $335,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $4,909,678 as of June 30, 1995) and funds for operations are expected to be met from the proceeds of home, lot, and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $4,500,000. At June 30, 1995, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Total revenues for the six months ended June 30, 1995, are $4,727,609 less than for the six months ended June 30, 1994. This can be attributed primarily to a decrease in home sales of $4,132,508.

Gross profit percent on home sales decreased from 10.5% for the six months ended June 30, 1994, to 7.1% for the six months ended June 30, 1995. Management believes gross profit percent will remain at 1995 levels for the next six months.

Operating expenses decreased by $238,171 for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. Management believes operating expenses will decrease for the six months ending December 31, 1995, because of the disposition of the Company's residential brokerage division.

Net loss for the six months ended June 30, 1994, was $477,921 compared with net income of $92,538 for the six months ended June 30, 1995. Decreased sales volume accounted for the difference.



                          PART  2 - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

On August 9, 1995, the Board of Directors of the Company appointed Mark L. Gilliam as a director to fill the vacancy caused by the resignation of a former director. Prior to appointment as a director, Mr. Gilliam served as Vice President, Secretary, and Chief Financial Officer of the Company. Mr. Gilliam will retain those duties.

For the quarter ended June 30, 1995, the Company launched an additional building operation, Keystone Homes, Inc., to build in the lower-priced housing market.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

One Report was filed on Form 8-K for the quarter ended June 30, 1995, and is incorporated by reference herein.

Report on Form 8-K filed on May 25, 1995, reporting the disposition of the Company's residential real estate brokerage division on May 24, 1995.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CROWELL & CO., INC.



August 11, 1995                By:  /s/ Mark L. Gilliam
                                   -----------------------------
                                        Mark L. Gilliam
                                        Vice President on Behalf of
                                        the registrant and as Chief
                                        Financial Officer