Form 10QSB
period 1995-09-30
CROWELL & CO INC /GA/
filed 1995-11-13
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


              Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   For the Quarter Ended September 30, 1995

                          Commission File No. 0-7765


                              CROWELL & CO., INC.
       -----------------------------------------------------------------
       (Exact Name of small business issuer as specified in its charter)



             GEORGIA                                 58-1021933
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


                432 South Belair Road, Augusta, Georgia  30907
                ----------------------------------------------
                   (Address of principal executive offices)


Issuer's telephone number, including area code          (706) 855-1099



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---    ---

The number of shares outstanding of issuer's common equity as of October 31, 1995 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX


                                                                PAGE NO.

PART 1  -  FINANCIAL INFORMATION

           ITEM 1  -   Financial Statements ....................... 4

           ITEM 2  -   Management's Discussion and Analysis ....... 8

                        PART  1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

       Condensed Consolidated Balance Sheet
            September 30, 1995

       Condensed Consolidated Statements of Operations and Accumulated Deficit -
            Three month and nine month periods ended September 30, 1995 and 1994

       Condensed Consolidated Statements of Cash Flows -
            Three month and nine month periods ended September 30, 1995 and 1994

       Notes to Condensed Consolidated Financial Statements

                   CROWELL & CO., INC., AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1995



                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
        Homes under construction and for sale        $3,350,463
        Developed residential                         1,215,271
        Land held for future development and other      379,550
                                                     ----------
                                                      4,945,284
                                                     ----------

CASH, INCLUDING ESCROW FUNDS OF $ 28,930                308,297
                                                     ----------

RECEIVABLES                                             109,185
                                                     ----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION             479,208
                                                     ----------

OTHER ASSETS                                             58,477
                                                     ----------

                                                     $5,900,451
                                                     ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                               $4,733,992
                                                     ----------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   322,236
                                                     ----------

STOCKHOLDERS' EQUITY
        Preferred stock                               1,011,899
        Common stock                                    682,805
        Paid-in capital                                  47,619
        Accumulated deficit                            (898,100)
                                                     ----------
                                                        844,223
                                                     ----------

                                                     $5,900,451
                                                     ==========



See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

[CAPTION]

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                1995             1994           1995            1994
                                               -----            ------         ------          ------
REVENUES
   Home sales                                $1,207,140      $ 3,623,320     $4,129,589      $10,683,277
   All other revenues                           354,383          754,691      1,130,501        2,120,910
                                             ----------      -----------     ----------      -----------
                                              1,561,523        4,378,011      5,260,090       12,804,187
                                             ----------      -----------     ----------      -----------
COST OF REVENUES
   Homes                                      1,188,628        3,485,445      3,902,124        9,803,820
   All other costs                              102,399          294,496        372,789          954,388
                                             ----------      -----------     ----------      -----------
                                              1,291,027        3,779,941      4,274,913       10,758,208
                                             ----------      -----------     ----------      -----------
OPERATING EXPENSES                              331,185          580,185      1,419,173        1,906,344
                                             ----------      -----------     ----------      -----------
OPERATING INCOME (LOSS)                         (60,689)          17,885       (433,996)         139,635
                                             ----------      -----------     ----------      -----------
OTHER INCOME                                     47,317                0        154,990                0
                                             ----------      -----------     ----------      -----------
NET FINANCIAL EXPENSE                           122,989           52,183        329,773          142,894
                                             ----------      -----------     ----------      -----------
    LOSS BEFORE INCOME TAXES                   (136,361)         (34,298)      (608,779)          (3,259)
                                             ----------      -----------     ----------      -----------
INCOME TAX (EXPENSE) BENEFIT                          0                0         (5,503)          61,499
                                             ----------      -----------     ----------      -----------
NET INCOME (LOSS)                              (136,361)         (34,298)      (614,282)          58,240
                                             ----------      -----------     ----------      -----------
ACCUMULATED DEFICIT
    Beginning of period                        (761,739)        (577,992)      (283,818)        (610,578)
    Preferred dividends                               0          (21,000)             0          (80,952)
    End of period                              (898,100)        (633,290)      (898,100)        (633,290)
                                             ----------      -----------     ----------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    2,520,835        2,520,835      2,520,835        2,520,835

NET LOSS PER COMMON SHARE                       ($ 0.06)         ($ 0.02)       ($ 0.27)          $ 0.00


See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  1995          1994             1995          1994
                                                              -----------    -----------      -----------   -----------
                                                              d
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                     $  (136,361)   $   (34,298)     $  (614,282)  $    58,240
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
        Depreciation and amortization                              22,899         34,824          103,050       110,357
                Net (increase) decrease in inventory,
                receivables, prepaids, payables and accruals     (113,044)     1,109,268          903,242       903,838
                                                              -----------    -----------      -----------   -----------
        Net cash provided by (used in) operating activities      (226,506)     1,109,794          392,010     1,072,435
                                                              -----------    -----------      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of property and equipment                        (5,992)             0          (18,630)      (33,211)
        Receipts on notes                                         215,747              0          485,630             0

        Net cash used in investing activities                     209,755              0          467,000       (33,211)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowings                                  826,194        900,685        1,960,644     7,333,276
        Payments of borrowings                                 (1,001,880)    (2,063,181)      (2,741,689)   (8,431,381)
        Payments of preferred stock dividends                           0        (21,000)               0       (80,952)
                                                              -----------    -----------      -----------   -----------

        Net cash used in financing activities                    (175,686)    (1,183,496)        (781,045)   (1,179,057)
                                                              -----------    -----------      -----------   -----------

NET INCREASE (DECREASE) IN CASH                                  (192,437)       (73,702)          77,965      (139,833)

CASH AT BEGINNING OF PERIOD                                       500,734        362,390          230,332       428,521

CASH AT END OF PERIOD                                         $   308,297    $   288,688      $   308,297   $   288,688
                                                              ===========    ===========      ===========   ===========

SUPPLEMENTAL DISCLOSURES
        Income taxes paid                                               0              0            5,503         3,784
        Interest paid, net of amount capitalized              $   108,673    $    72,009      $   306,446   $   161,507


See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995



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


NOTE 2 - LOSS PER SHARE

The loss per common share has been computed using the weighted average of the number of shares outstanding during the three and nine month periods ended September 30, 1995 and 1994. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share, the convertible preferred stock is excluded from the computation of the loss per common share assuming full dilution for the quarters ended September 30, 1995 and 1994, and for the nine months ended September 30, 1995 and 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended September 30, 1995, are $2,816,488 less than revenues for the quarter ended September 30, 1994. Management believes the uncertainty regarding large layoffs at Savannah River Site caused the decrease in sales. As the uncertainty regarding the layoffs is alleviated, management believes sales activity will increase.

Currently sales backlog on Company constructed homes is $1,865,950. Construction on these homes is 69.7% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased in the quarter ended
September 30, 1995, as compared to the quarter ended September 30, 1994, from 3.8% to 1.5% because of competitive pressures caused by the Savannah River Site layoffs. Management believes gross profit margin will improve when sales activity increases.

Operating expenses decreased by $249,000 for the quarter ended September 30, 1995, as compared to the same quarter last year. This is a result of decreases in legal fees, advertising and sales promotion and general decreases in several other operating expense categories. Management believes operating expenses will continue to decrease from third quarter levels for the fourth quarter because of the disposition of the Company's residential brokerage division. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the third quarter of 1995 of $136,361 compared to a net loss of $34,298 for the third quarter of 1994. Management believes the company will sustain another loss for the fourth quarter of 1995 based on sales activity in new home sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $36,000 in unused development loan commitments available to use in the development of residential properties as of September 30, 1995.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $527,000 as of September 30, 1995, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $330,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $4,733,992 as of September 30, 1995) and funds for operations are expected to be met from the proceeds of home, lot, and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $4,500,000. At September 30, 1995, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
and 1994

Total revenues for the nine months ended September 30, 1995, are $7,544,097 less than for the nine months ended September 30, 1994. This can be attributed primarily to a decrease in home sales of $6,553,688.

Gross profit percent on home sales decreased from 8.2% for the nine months ended September 30, 1994, to 5.5% for the nine months ended September 30, 1995. Management believes gross profit percent will remain at 1995 levels for the next nine months.

Operating expenses decreased by $487,171 for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. Management believes operating expenses will decrease for the nine months ending June 30, 1996, because of the disposition of the Company's residential brokerage division.

Net loss for the nine months ended September 30, 1994, was $614,282 compared with net income of $58,240 for the nine months ended September 30, 1995. Decreased sales volume accounted for the difference.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CROWELL & CO., INC.



November 8, 1995                      By: Mark L. Gilliam
                                         -------------------
                                          Mark L. Gilliam
                                          Vice President on Behalf of
                                          the registrant and as Chief
                                          Financial Officer








9