Form 10KSB
period 1995-12-31
CROWELL & CO INC /GA/
filed 1996-04-01
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Commission file number:  0-7765
                         ------

                              CROWELL & CO., INC.
- -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


               Georgia                         58-1021933
               -------                         ----------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)         Identification No.)


   432 South Belair Road, Augusta, GA             30907
   ----------------------------------             -----
(Address of Principal executive offices)         Zip Code


Issuer's telephone number including area code:  (706) 855-1099
                                                --------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                              ----

Securities registered pursuant to Section 12 (g)  of the Act:
                                                 Common Stock, Without Par Value
                                                 -------------------------------
                                                         (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
                                           Yes  X   No
                                               ---     ---

Check if there is no disclosure of delinquent filers under Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

Issuer's revenues for its most recent fiscal year:  $7,419,634.

The aggregate market value of the voting stock held by non-affiliates is unknown to registrant. Registrant is unaware of any sales or purchases of its stock during the 60 day period ending March 31, 1996.

The number of shares outstanding of issuer's common equity as of February 29, 1996, is 2,520,835.

The Index of Exhibits is on page 37.

                               TABLE OF CONTENTS

                                     PART 1                               PAGE

ITEM  1  Description of Business.........................................  3

ITEM  2  Description of Properties.......................................  6

ITEM  3  Legal Procedures................................................  9

ITEM  4  Submission of Matters to a Vote of Security
         Holders.........................................................  9


                                    PART II

ITEM  5  Market for Common Equity and Related Stockholder Matters........ 10

ITEM  6  Management's Discussion and Analysis or Plan of Operation....... 10

ITEM  7  Financial Statements............................................ 14

ITEM  8  Changes In and Disagreements With Accountants
         and on Accounting Financial Disclosure.......................... 28


                                   PART III

ITEM  9  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act...... 29

ITEM 10  Executive Compensation.......................................... 30

ITEM 11  Security Ownership of Certain Beneficial Owners
         and Management.................................................. 30

ITEM 12  Certain Relationships and Related Transactions.................. 32

ITEM 13  Exhibits and Reports on Form 8-K................................ 33

         Signatures

         Index of Exhibits............................................... 37

                        ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   Crowell & Co., Inc., is a Georgia corporation ("Crowell") which was incorporated in 1968. The offices of Crowell & Co., Inc., are located at 432 South Belair Road, Augusta, Georgia 30907. The telephone number is (706) 855-1099.

   The principal business of Crowell and its subsidiaries (together, the "Company") is homebuilding, the development of residential properties for resale, and sales and support of proprietary real estate software. Crowell primarily develops residential properties. Additionally, Crowell owns and operates Petersburg Racquet Club, a tennis and pool facility located in Crowell's largest development. Crowell also provides property appraisal services. Crowell plans to acquire new properties for development in profitable markets based on current and expected demand. Analysis and acquisition of new properties are ongoing. On June 1, 1995, Crowell sold its residential real estate brokerage division to Meybohm Realty, Inc. ("Meybohm"). (See Material
                                                                     --------
Dispositions on page 4.)  Crowell retained its commercial brokerage division in
- ------------
the sale.

   Crowell acquires and develops land for homebuilding primarily in Columbia County, Georgia. Columbia County is in east central Georgia and is included in the Augusta Metropolitan Statistical Area ("MSA"). This MSA contains Richmond, Columbia, and McDuffie Counties in Georgia and Aiken and Edgefield Counties in South Carolina. The population of this MSA was approximately 474,000 in 1995. Columbia County had a population of approximately 82,000 in 1995. While Columbia County is primarily a suburban and rural community, the industrial base is growing as local political and business leaders have made intensive efforts to lure new industries. Columbia County is highly desirable for homebuyers for many reasons, including the county's high quality school system and accessibility to employment, shopping, and entertainment.

   Ivey Homes, Inc. ("Ivey"), a wholly owned subsidiary of Crowell, builds single-family and multi-family homes on a presold and speculative basis. Ivey is the primary builder in all of Crowell's developments. Ivey is also the primary builder in three subdivisions developed by Home Sites, Ltd. ("Home Sites"), a Georgia limited partnership. Otis L. Crowell, President of Crowell, is the general partner of Home Sites. Generally, Ivey does not build outside of Crowell or Home Sites developments. The revenues of Ivey constituted 79%, 89%, and 75% of the total revenues of the Company for the fiscal years ended December 31, 1995, 1994, and 1993, respectively. Meybohm is the exclusive listing agent and marketer for all of Ivey's homes. Meybohm markets properties through various forms of advertising including newspapers, magazines, and signs. Meybohm is a member of the local Multiple Listing Service which is a cooperative marketing effort by member brokers enabling real estate agents to easily show homes marketed by member brokers. Meybohm has approximately 100 sales agents.

   Currently, Ivey's home prices (which includes lot costs) range from approximately $95,000 to $200,000. Square footage in these homes ranges from 1,400 to 2,800. Ivey builds single family detached, multi-family attached, patio, and townhouse homes.

Ivey uses either concrete slabs or flooring systems in the construction of its homes. Exterior materials may be brick, stucco, vinyl siding, synthetic siding, or wood. Ivey provides structural warranties of ten years and systems warranties of two years on these homes.

   Keystone Homes, Inc. ("Keystone"), a wholly owned subsidiary of Crowell which was formed in 1995, builds single family homes on a presold and speculative basis. Keystone enables Crowell to reach more market segments by concentrating building efforts in a different subdivision than what Crowell currently reaches through Ivey's building efforts. Keystone builds in one of Crowell's developments and one of Home Sites developments. Generally, Keystone does not build outside of Crowell or Home Sites developments. The revenues of Keystone constituted 8% of the total revenues of the Company for the fiscal year ended December 31, 1995.

   Currently, Keystone's home prices (which includes lot costs) range from approximately $90,000 to $155,000. Square footage in these homes ranges from 1,400 to 2,500. Keystone builds single family detached homes. Keystone uses either concrete slabs or flooring systems in the construction of its homes and exterior materials may be brick or vinyl siding. Keystone's homes are marketed in the same manner as Ivey's.

   Ivey's and Keystone's backlogs at December 31, 1995, were approximately $360,000 and $97,000 respectively. Backlog represents the dollar amount of sales pending on signed contracts where Ivey has not completed construction of the homes under contract. Construction was approximately 48% complete on these contracts at December 31, 1995. Management believes all backlog at December 31, 1995, will be completed during 1996.

   United Data Systems, Inc. ("UDS"), a division of Crowell, sells and supports computer software, which was developed by UDS for exclusive use in real estate operations. Support consists of on-site and off-site training in the use of UDS software. Customers also may purchase support contracts which allow them to receive professional assistance by calling UDS support staff on toll free telephone lines. UDS also sells supplies.

   All operations of Crowell and its subsidiaries are domestic.

MATERIAL DISPOSITIONS

   On December 22, 1993, Crowell sold Budget Storage Warehouse ("Budget"), a warehouse facility which leases storage space to individuals and businesses. Budget had 48,160 square feet and consisted of 363 available units for storage. The sales price of Budget was $1,140,000 which was received in the form of approximately $322,000 in cash, a note receivable of $185,000 which was secured by a second mortgage on Budget, and the assumption of Crowell's existing loan on Budget in the amount of $633,000. The net book value of Budget was approximately $713,000 at the time of the sale. Therefore, a gain of approximately $427,000 was recognized on the sale. The purchaser of Budget was Sovran Strategic Investments, L.P. ("Sovran"). There was no material relationship between Sovran and Crowell at the time of the sale. The lender, NationsBank of Georgia, N.A., required Crowell to remain on the existing loan as an additional debtor.

   On June 1, 1995, Crowell sold its residential real estate brokerage division ("Division") to Meybohm. Crowell sold the division in order to concentrate managerial and financial resources on development and homebuilding. The sales price of the Division was $100,000 in cash, plus payments based on various percentages of former Crowell agent earnings, listings, and pending sale contracts transferred from Crowell to Meybohm for one year from the date of sale. In addition, the sales price included payments not to exceed $60,000 per year for the right to exclusively market Crowell and related entities' developments for a period of two years. The net book value of the division was approximately $21,000 at the time of the sale. This amount is included in the $59,050 loss from discontinued operations. The $100,000 cash payment was recognized as gain on the sale of the Division. All other payments received under the sales agreement are reflected in the loss from discontinued operations. There was no material relationship between Crowell and Meybohm at the time of the sale. No income tax was generated from the sale of the Division because of the operating loss incurred by Crowell for 1995. Total revenue from the residential brokerage division for the years ended December 31, 1995 and 1994, was $528,473 and $1,760,149, respectively.

COMPETITION

   The Company competes with other individuals and entities involved in real estate development and residential construction, some of which have greater capital resources than Crowell. Such competitors may have greater diversity in terms of both the types of properties under development and geographic locations of properties, and therefore, are better able to avoid adverse developments in the single family residential development and construction business in the MSA.

   Crowell competes with several other developers in Columbia County. Lot prices are determined by market conditions because Crowell does not have sufficient market share to dictate price. Crowell competes by strategically analyzing housing availability and demand throughout the MSA and acquiring properties accordingly.

   Because Ivey is the primary builder in several subdivisions developed by Crowell and Homesites, Ltd., Ivey is not subject to the lot acquisition problems that some of its competitors face. Therefore, Ivey is able to concentrate on building efficiencies and customer needs. Ivey's home prices are determined by market conditions. While Ivey is a major builder in the Augusta area, Ivey cannot dictate price.

   Likewise, Keystone does not face the lot acquisition problems of certain competitors because Keystone is one of the largest builders in the Home Sites development and can easily purchase lots. Keystone also is able to concentrate on building efficiency and customer needs. Keystone's prices are determined by market conditions.

   UDS operates in the highly competitive field of selling computer software. Barriers to entry into the software field are not great, and competitors with greater financial resources than UDS may enter the market. Some competitors are believed to be working to improve their software based on analysis of competitors' marketing literature.

   UDS sells a narrowly targeted product so the Company's marketing strategy takes the form of advertising in selected real estate magazines, personal selling, demonstrations at realtor trade shows, and sales of additional products and services to existing customers. Because UDS's products are narrowly targeted, price competition has not been a large factor. However the sharply falling prices of "canned" products may inhibit UDS from maintaining its pricing structure indefinitely.

SOURCES AND AVAILABILITY OF RAW MATERIALS

   There is an adequate supply of building materials available in the Augusta, Georgia area. Major suppliers of the Company are Howard Lumber Company, Maner Builders Supply Company, Hutto Plumbing, Inc., Looper Cabinet Company, Inc., Claussen Concrete, Wickes Lumber Company, American Carpet One, Augusta Lighting and Design Center, Smith's Landscape Nursery, and D'Antignac & Merritt.

EMPLOYEES

   As of December 31, 1995, the Company and its subsidiaries had approximately 30 employees, 22 of which were full time employees. The Company has one commercial real estate agent and one appraisal agent.

   The Company leases its executive office space from the President of Crowell. The leases are further described in Item 12.



                       ITEM 2.  DESCRIPTION OF PROPERTIES

   At December 31, 1995, the principal properties held by the Company, all of which are located in Columbia County, Georgia, unless otherwise noted, included:

           Mortgage                  Project/                                                     Mortgage
         Description            Subdivision Name     Location        Existing Use    Planned Use   Balance
- -----------------------------------------------------------------------------------------------------------

29.72 acres undeveloped land    None              Fury's Ferry Rd        None        Residential  $       *

50.57 acres undeveloped land    Chaparral         Clark Pointe           None        Residential          *

9.4 acres undeveloped land      None              Fury's Ferry Rd        None        Commercial/          *
                                                                                     Shopping Ctr

1.41 acres undeveloped land     None              The Pass               None        Commercial           *

42 developed lots               Bakers Ferry      The Pass            Residential                         *

25 developed lots               The Boulders      The Pass            Residential                         *

25.28 acres undeveloped land    None              The Pass               None        Residential          *
at Petersburg Racquet Club

Petersburg Racquet Club         Petersburg        The Pass            Recreation                     330,082
                                Racquet Club                          facility

Homes under construction        Bakers Ferry      The Pass            For sale                       326,544

Homes under construction        The Boulders      The Pass            For sale                       483,544


Homes under construction        Bridlewood        Fury's Ferry Rd     For sale                       554,246

Homes under construction        Butler's Mill     Aiken County, SC    For sale                        88,482

Homes under construction        Walnut Grove      Aiken County, SC    For sale                       216,072

Homes under construction        Chaparral         Clark Pointe        For sale                       251,320

Rental Homes                    None              Various             For sale                       133,424
                                                                                                  ----------

    Total mortgage debt                                                                           $3,808,908
                                                                                                  ==========

______________
* Aggregate mortgage debt was $1,425,194 at December 31, 1995.

   Titles held on above properties are in fee simple. All land is properly zoned for its listed potential use. Management believes that Crowell, Ivey, and Keystone are in compliance with all wetlands, setback, and zoning regulations. Management believes that all properties are adequately insured.

   The interest expense for the year ended December 31, 1995, on the mortgage debt was $456,197 (including capitalized interest). A similar payment for 1996 can be expected although the amount will vary depending on several factors including lot sales and interest rate changes. The principal outstanding is reduced by a certain agreed-upon amount as each lot is sold in order for the lender to release its secured interest in the lot being sold. The interest rates on the mortgages range from 8.6% to 10.0 %. The development loans are renewed on an annual basis. The mortgage on Petersburg Racquet Club is amortized monthly and will be fully amortized in 2010. (For additional information on the Company's mortgage debt, see Item 6. Management's Discussion and Analysis on
                             ----------------------------------------------
Plan of Operation.)
- -----------------

   The Company's investment in different types of real estate is not restricted except where restricted by the Company's ability to obtain financing. See Item
                                                                           ----
1 for a description of the Company's real estate development activities.
- -

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

   The following is a discussion of investment policies, financing policies and policies with respect to certain other activities of the Company. Although the Company has no formal written policies with respect to such activities, the following discussion outlines the Company's objectives and informal policies with respect to these activities, which have been determined by the Board of Directors of the Company and may be changed from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company.

   Investment Policies.  The Company's objective with regard to real estate is
   --------------------
to acquire raw land in the Augusta, Georgia area for the purpose of developing the land into separate homesites and homebuilding, which homes are built on a presold or speculative basis. (See Description of Properties.) However, future
                                    --------------------------
development or investment activities may not be limited to this specific geographic area. The Company's policy is to develop or acquire raw land or developed residential lots where management believes that opportunities exist for acceptable investment returns. The Company may expand or develop existing properties or sell such properties in whole or in part as determined by management.

   The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investment may be subject to existing mortgage financing and other indebtedness which would have priority over the equity of the Company. The Company may issue securities to persons in exchange for properties. The Company also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, although it has not done so in the past several years. The Company may acquire all or substantially all of the securities or assets of other entities where such investments would be consistent with the Company's investment policies.

   Financing Policies.  The Company uses internally generated and borrowed funds
   -------------------
to purchase real estate. In reaching such financing decisions, management considers traditional conventional mortgage debt-to-asset ratios. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties, any of which indebtedness may be unsecured or may be secured by any or all of the assets of the Company and may have full or limited recourse to all or any portion of the assets of the Company. The Company has not established any limit on the number of mortgages that may be placed on any single property or on its portfolio as a whole, but mortgage financing instruments usually limit additional indebtedness on such properties. To the extent that the Board of Directors of the Company determines to sell additional capital, the Company may raise such capital through equity offerings, debt financings or any other method.

   Policies with Respect to Other Activities.  The Company has authority to
   ------------------------------------------
offer and sell shares of its capital stock or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future, although it has no present intention of offering or selling any securities (other than the shares of Crowell Common Stock offered hereby ) or repurchasing any of the shares of Crowell Common Stock. The Company has no material outstanding loans to other entities or persons, including officers and directors. The Company may in the future make loans to joint ventures in which it participates in order to meet working capital needs. The Company has not engaged and does not intend to engage in the future in trading, underwriting or agency distribution or sale of securities of other issuers. Additionally, the Company has not invested in the securities of other issuers for the purpose of exercising control in the past three years; however, the Company may make such investments in the future. The Company intends to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940.

                           ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any legal proceedings except routine litigation that is incidental to the business.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders for the quarter ended December 31, 1995.

                                    PART II

                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

   There is no public trading market for the securities of Crowell. As of December 31, 1995, there were approximately 740 holders of record of Crowell's Common Stock, without par value. No dividends have been paid on Crowell's Common Stock for more than two years and the management of Crowell does not intend to pay dividends in the foreseeable future.

                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

   The primary objective of the Company's management is to maximize shareholder wealth. The Company plans to accomplish this by increasing total revenues without increasing overhead dollars. Management believes that existing corporate structure is adequate to support increased sales. In addition, management believes revenues can be increased most rapidly by increasing homebuilding efforts. Management believes greater effort can be expended now in homebuilding and development because of the sale of the residential brokerage division.

RESULTS OF OPERATION

   Management continually monitors inventory levels in relation to customer
demand in order to build the needed number of homes.   Management believes that
housing inventory needs are dynamic and that a specific inventory level must be matched with consumer demand. Therefore, there is no specific amount of inventory which will always be the optimum.

   Home sales decreased by $5,906,625, or 48%, and commercial brokerage commissions increased by $34,692, or 34% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. Management believes the 2,000 person layoff at Savannah River Site ("SRS") was primarily responsible for the decrease in home sales. Other contributing factors were the oversupply of new housing in Columbia County and uncertainty caused by the possibility of future cuts at SRS and the medical profession in the MSA. Management believes home sales will increase in 1996 and commercial brokerage commissions will remain stable based on management's projected home and commercial property sales. Management believes home sales will increase based on targeted marketing efforts
by Meybohm and the Company.   In addition, Keystone will operate a full year in
1996 instead of only half a year as it did last year.

   Computer division revenues decreased by $142,863, or 20%, because of decreased sales of software and hardware. Management believes revenues will remain stable in 1996 based on budgeted amounts. The budgeted amounts are based on support revenue which remains stable from year to year and sales revenue which is projected to remain stable as well.

   Gross profit percent on home sales decreased to 5% in 1995 from 9% in 1994. Management believes gross profit percent will increase in 1996 because most of the less profitable inventory has been sold.

   Gross profit percent on commercial brokerage commissions increased from 25% in 1994 to 30% in 1995 because the agents' portion of the total commission decreased. Management believes that gross profit percent on commissions will remain at 1995 levels for 1996 based on management's estimate of agent production.

   Gross profit on lot sales decreased from 90% in 1994 to 36% in 1995. Management believes gross profit on lots will increase in 1996 based on current lot inventory.

   Gross profit percent on computer division revenues increased from 68% in 1994 to 77% in 1995 because hardware was sold at low margins in 1994. Management believes that gross profit percent will remain at 1995 levels in 1996.

   Salaries decreased in 1995 as compared to 1994 by $166,827, or 16%, because of employee attrition. Management believes salary expense will be less in 1996 than in 1995 because of the loss of several employees during 1995 even though remaining employees received small cost of living raises. The company does not plan to replace employees lost through attrition.

   Depreciation expense decreased by $45,638 or 37% in 1995 as compared to 1994 because several assets have been fully depreciated. Management believes depreciation expense will remain at 1995 levels for 1996 based on projected depreciation and amortization.

   Taxes and licenses increased by $34,977, or 108%, in 1995 as compared to 1994. Management believes taxes and licenses will decrease in 1996 based on the Company's current holdings and tax status.

   Building occupancy decreased by $586 in 1995 as compared to 1994. Management believes building occupancy expenses will remain at 1995 levels for 1996 based on budgeted amounts.
   Office expense increased in 1994 by $3,482 or 2% in 1995 as compared to 1994. Management believes that office expense for 1996 will remain at 1995 levels based on budgeted amounts.

   Advertising and promotion decreased by $6,796, or 15%, in 1995 as compared to 1994. Management believes advertising and promotion will remain stable in 1996 based on current advertising plans.

   Legal and accounting expenses decreased by $93,697, or 68%, in 1995 as compared to 1994. Management believes legal and accounting fees will remain consistent with 1995 because the Company is not presently involved in any lawsuits that would require significant legal services.

   Communications expenses decreased by $22,196, or 27%, in 1995 as compared to 1994 because of lower long distance rates. Management believes there will be another decrease in 1996 because of decreased rates.

   Overall operating expenses decreased by $302,784 for 1995 as compared to 1994. Management believes operating expenses will decrease for 1996 based on budgeted expenses.

   Interest income increased by $26,019 in 1995 as compared to 1994 because of past due interest payments collected. Management believes that interest income will be insignificant in 1996.

   Interest expense from continuing operations increased by $171,982 in 1995 as compared to 1994 because of the housing inventory carried throughout the year. Management believes interest expense will decrease in 1996 based on projected debt amounts.

LIQUIDITY AND CAPITAL RESOURCES

   Crowell expects to sell land it presently owns to meet liquidity needs as it has done in the past. Together with revenues from other sources, such sales would be expected to generate sufficient cash to meet liquidity requirements. At December 31, 1995, available cash and proceeds from land, lot, and home sales were expected to be sufficient to meet the Company's requirements until spring of 1996 when home sales typically improve and provide cash for operations.

   The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

   Current and future liquidity needs are expected to be met by use of the proceeds from lot and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by the improved lots held for resale. (See Item 2.
                                                                         -------
Description of Properties.)  The interest rates on the development loans are the
- --------------------------
prime rates of the lenders (8.5% in December 1995) plus 1.0 to 1.5%. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The existing loans terminate in the year ending December 31, 1996, at which time all principal and accrued interest are payable. There are no penalties for prepayment. Management expects to renew the development loans at that time.

   Residential home construction costs are financed through the use of additional commitments using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements, at rates of 8.5% to 9.5% as of December 31, 1995. These loans are paid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

   In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia savings and loan institution for a currently outstanding amount of approximately $330,000 at a rate of one percent over the institution's base lending rate (8.6% at December 31, 1995) when the interest rate of the loan was last adjusted.

   Financing arrangements for long-term needs have not been made because such arrangements in the land development business are generally made on a project-by-project basis. Debt service on existing loans (loan balances totaled

$3,808,908 as of December 31, 1995) and funds for operations are expected to be met from the proceeds of lot sales, land sales, home sales and real estate brokerage commissions. Notes maturing in 1996 total $3,443,977. The Company historically has renewed these notes annually although there are no assurances that such loans will be renewed by the financial institution. The notes will eventually be repaid from proceeds of land, lot, and home sales. (See Item 7.
                                                                       -------
Financial Statements for additional details regarding notes payable.)
- --------------------

   The Company's financial condition at December 31, 1995, has deteriorated from that of December 31, 1994. Most notable is the decrease in stockholders' equity from $1,458,504 to $755,024, a decrease of $703,480 or 48%. The decrease in sales volume which resulted in a large loss was the cause of this decrease.
(See discussion of Results of Operation.)
                    -------------------

   Properties held for resale decreased from $5,673,148 at December 31, 1994 to $3,929,197 at December 31, 1995, a decrease of $1,743,951, or 31%, which reflects the decrease in inventory to adjust to decreased sales. Properties held for resale will increase and decrease as management determines and builds the level of inventory needed to satisfy customer demand.

   Cash increased by $38,232, or 17%, from December 31, 1994. (See Item 7
                                                                   ------
Financial Statements - Consolidated Statements of Cash Flows.)
- -------------------------------------------------------------

   Receivables decreased from $612,577 at December 31, 1994, to $127,076 at December 31, 1995, a decrease of $485,501, or 79%, because of the collection of two notes receivable. Management believes receivables will remain at 1995 levels in 1996.

   Other assets decreased from $175,625 at December 31, 1994, to $53,516 at December 31, 1995, a decrease of $122,109, or 70%, primarily because of the sale of the residential brokerage division.

   Notes payable decreased from $5,515,037 at December 31, 1994, to $3,808,908 at December 31, 1995, a decrease of $1,706,129, or 31%, because of a decrease in inventory levels. Notes payable will increase and decrease in direct proportion to the level of housing inventory maintained by the Company in 1996.

   Accounts payable and accrued liabilities decreased from $304,373 at December 31, 1994, to $198,327 at December 31, 1995, a decrease of $106,046 or 35%, because proceeds from home sales and collections on asset sales were used to pay liabilities.

   The Company has net operating loss carryforwards available of approximately $2,050,000 to offset against future federal taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $770,000. This amount is not reflected in the financial statements.

IMPACT OF INFLATION

     Although inflationary pressures were moderate in 1995 and 1994, the Company continues to seek ways to reduce the impact of inflation. To the extent permitted by competition, the Company passes increased costs on to customers by increasing sales prices of residential lots and homes.

SEASONALITY

   The Company typically sells more homes during the second and third quarters of the year than during the remainder of the year.

ACCOUNTING REQUIREMENTS

   The Financial Accounting Standards Board (FASB) has issued one accounting standard that has not yet been adopted by the Company. A discussion of the estimated effects, if known, on the Company's consolidated financial statements is provided in Note 11 to the financial statements. (See the Company's Consolidated Financial Statements and the notes thereto in Item 7.)
                                                           ------

                         ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Crowell & Co., Inc., and subsidiaries are included herein:

   Report of Independent Certified Public Accountants
   Consolidated Balance Sheets - December 31, 1995 and 1994
   Consolidated Statements of Operations - Years ended December 31, 1995 and
      1994
   Consolidated Statements of Changes in Stockholders' Equity - Years ended
      December 31, 1995 and 1994
   Consolidated Statements of Cash Flows - Years ended December 31, 1995 and
      1994
   Notes to Consolidated Financial Statements - Years ended December 31,
      1995 and 1994

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Crowell & Co., Inc., and Subsidiaries
Augusta, Georgia

          We have audited the accompanying consolidated balance sheets of Crowell & Co., Inc., and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowell & Co., Inc., and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


CHERRY, BEKAERT & HOLLAND


Augusta, Georgia
March 25, 1996

                     CROWELL & CO., INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,
                                                       ----------------------------------
                                                          1995                    1994
                                                       ----------              ----------

PROPERTIES HELD FOR RESALE
 Homes under construction and for sale                 $2,445,971               $4,057,902
 Developed residential                                  1,103,676                1,205,464
 Land held for future development                         379,550                  409,782
                                                       ----------               ----------
                                                        3,929,197                5,673,148
                                                       ==========               ==========

CASH, including escrow funds of $25,689 and $90,075
 in 1995 and 1994, respectively                           268,564                  230,332
                                                       ----------               ----------


RECEIVABLES
 Notes                                                     30,766                  536,289
 Accounts                                                  57,910                   68,772
 Other                                                     38,400                    7,516
                                                       ----------               ----------
                                                          127,076                  612,577
                                                       ----------               ----------


PROPERTY AND EQUIPMENT
 Office building                                                -                  111,162
 Rental homes                                             124,000                  158,000
 Petersburg Racquet Club                                  706,547                  706,547
 Computer equipment and software                          153,269                  369,860
 Furniture, fixtures and equipment                        206,268                  372,451
                                                       ----------               ----------
                                                        1,190,084                1,718,020
 Less accumulated depreciation                            806,178                1,131,788
                                                       ----------               ----------
                                                          383,906                  586,232
                                                       ----------               ----------

OTHER ASSETS                                               53,516                  175,625
                                                       ----------               ----------

                                                       $4,762,259               $7,277,914
                                                       ==========               ==========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,
                                                                        ----------------------

                                                                           1995        1994
                                                                        ----------  ----------
NOTES PAYABLE TO BANKS                                                  $3,808,908  $5,515,037
                                                                        ----------  ----------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable                                                            78,083      72,972
Accrued expenses                                                            89,874     126,375
Customer deposits                                                           30,370     105,026
                                                                        ----------  ----------
                                                                           198,327     304,373
                                                                        ----------  ----------

TOTAL LIABILITIES                                                        4,007,235   5,819,410
                                                                        ----------  ----------

COMMITMENTS

STOCKHOLDERS' EQUITY
 Capital stock:
  Preferred, voting and nonparticipating, without par value;
    10,000,000 shares authorized, 1,011,899 designated to
    Series A and Series B
  Series A preferred, 8% cumulative, stated value $1 per share;
    on or after December 1, 1992
    callable at $1 per share plus
    accumulated dividends, on or after October 1, 1992 convertible into common stock at the rate of 1 share for 4 preferred shares;
    authorized 2,000,000 shares; issued and outstanding 525,000
    shares; accumulated dividends $63,000 ($0.08 per share)                525,000     525,000
  Series B preferred, 8% cumulative, stated value $1 per share;
    on or after December 1, 1992 callable at $1 per share plus accumulated dividends, on or after October 1, 1992 convertible into common stock at the rate of 1 share for 4 preferred shares;
    authorized 486,899 shares; issued and outstanding 486,899 shares;
    accumulated dividends $77,904 ($0.08 per share)                        486,899     486,899
  Common, without par value; 50,000,000 shares authorized;
    2,520,835 shares issued and outstanding at December 31, 1995
    and 1994.                                                              696,776     696,776
 Additional paid-in capital  Preferred stock - Series A                     33,648      33,648
 Accumulated deficit                                                      (987,299)   (283,819)
                                                                        ----------  ----------

TOTAL STOCKHOLDERS' EQUITY                                                 755,024   1,458,504
                                                                        ----------  ----------
                                                                        $4,762,259  $7,277,914
                                                                        ==========  ==========

                     CROWELL & CO., INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended December 31,
                                                                -------------------------

                                                                     1995          1994
                                                                  -----------  ------------
REVENUES
  Home sales                                                      $6,409,027   $12,315,652
  Brokerage commissions                                              137,350       102,658
  Computer division                                                  562,713       705,576
  Other income                                                       238,944       283,837
  Lot sales                                                           71,600       168,619
  Land sales                                                               -       200,000
                                                                  ----------   -----------
                                                                   7,419,634    13,776,342
                                                                  ----------   -----------
COST OF REVENUES
  Homes                                                            6,073,514    11,212,948
  Agent commissions                                                   95,778        76,775
  Computer division                                                  130,783       227,549
  Other                                                               37,477        43,289
  Lots                                                                45,700        16,753
  Land                                                                     -        61,540
                                                                  ----------   -----------
                                                                   6,383,252    11,638,854
                                                                  ----------   -----------
OPERATING EXPENSES
  Salaries                                                           846,085     1,012,912
  Depreciation and amortization                                       74,526       120,164
  Taxes and license                                                   67,195        32,218
  Building occupancy                                                 134,371       134,957
  Advertising and promotion                                           38,458        45,254
  Office expense                                                     166,154       162,672
  Legal and accounting                                                43,147       136,844
  Communications                                                      58,576        80,772
                                                                  ----------   -----------
                                                                   1,428,512     1,725,793
                                                                  ----------   -----------

   OPERATING INCOME(LOSS)                                           (392,130)      411,695
                                                                  ----------   -----------

FINANCIAL INCOME (EXPENSE)
  Interest income                                                     45,709        19,690
  Interest expense                                                  (398,009)     (226,027)
                                                                  ----------   -----------
                                                                    (352,300)     (206,337)
                                                                  ----------   -----------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      (744,430)      205,358

INCOME TAX BENEFIT                                                         0        61,499
                                                                  ----------   -----------

  INCOME (LOSS) FROM CONTINUING OPERATIONS                          (744,430)      266,857

DISCONTINUED OPERATIONS
  Income (loss) from residential brokerage division                  (59,050)      140,854
  Gain on disposal of residential brokerage division                 100,000             -
                                                                  ----------   -----------

  NET INCOME (LOSS)                                                 (703,480)      407,711

PREFERRED STOCK DIVIDENDS                                             80,952        80,952
                                                                  ----------   -----------

  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS              $ (784,432)  $   326,759
                                                                  ==========   ===========

EARNINGS PER COMMON SHARE:
  Weighted average number of common shares outstanding             2,520,835     2,520,835
  Primary earnings per share
    Income (loss) from continuing operations                      $     (.33)  $       .07
    Income from discontinued operations                                  .02           .06
                                                                  ----------   -----------

  NET INCOME (LOSS) PER COMMON SHARE                              $    (0.31)  $      0.13
                                                                  ==========   ===========

See notes to consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995 AND 1994



                                        Capital Stock Issued
                                        ---------------------       Additional Paid-In Capital
                              Preferred       Preferred                      Preferred         Accumulated
                              Series A        Series B         Common         Series A           Deficit
                              ---------       ---------      ----------      -----------       --------------
BALANCE, DECEMBER 31, 1993      525,000         486,899        696,805           33,648           $(610,578)

Preferred dividends paid
  Series A                            -               -              -                -             (42,000)
  Series B                            -               -              -                -             (38,952)
Payment for quarter shares            -               -            (29)               -                   -
Net income                            -               -              -                -             407,711
                               --------        --------       --------          -------           ---------

BALANCE, DECEMBER 31, 1994     $525,000        $486,899       $696,776          $33,648           $(283,819)
Net loss                             -                -              -                -            (703,480)
                               --------        --------       --------          -------           ---------

BALANCE, DECEMBER 31, 1995     $525,000        $486,899       $696,776          $33,648           $(987,299)

See notes to consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years ended December 31,
                                                                  ------------------------
                                                                     1995         1994
                                                                  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  (703,480)  $  407,711
  Adjustments to reconcile net income to net cash provided by operating activities:
    Income tax benefit                                                             (61,499)
    Depreciation and amortization                                     74,526       129,045
    Loss on sale of assets                                            45,065         6,757
    Changes in assets and liabilities:
      (Increase) decrease in:
        Properties held for resale                                 1,743,951       999,738
        Accounts receivable                                           10,862        (4,051)
        Other receivables                                            (30,884)       13,163
        Home sale notes receivable                                    53,301       (72,480)
        Other assets                                                 122,109       (49,388)
      Increase (decrease) in:
        Accounts payable                                               5,111      (128,008)
        Accrued expenses                                             (36,501)       26,205
        Customer deposits                                            (74,656)        5,697
                                                                 -----------   -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      1,209,404     1,272,890
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                       100,000        22,376
  Purchase of property and equipment                                 (17,265)      (28,755)
  Collections on notes receivable                                    452,222        11,988
                                                                 -----------   -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                  534,957         5,609
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of preferred stock dividends                                    -       (80,952)
  Proceeds from bank loans                                         4,294,615     8,226,726
  Payments of bank loans and other debt                           (6,000,744)   (9,622,462)
                                                                 -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                             (1,706,129)   (1,476,688)
                                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH                                       38,232      (198,189)

CASH AT BEGINNING OF YEAR                                            230,332       428,521
                                                                 -----------   -----------

CASH AT END OF YEAR                                              $   268,564   $   230,332
                                                                 ===========   ===========

SUPPLEMENTARY DISCLOSURES

  Interest paid (net of amount capitalized)                      $   384,119   $   237,319
  Income taxes paid                                                    5,503         3,784


See notes to consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

NOTE 1 - DESCRIPTION OF BUSINESS

   The principal operations of Crowell & Co., Inc., and its subsidiaries (the "Company") are development of residential properties for resale, homebuilding, providing commercial real estate brokerage services, and computer product development and sales.

   Crowell & Co., Inc. ("Crowell"), the parent company, primarily develops residential properties in the Augusta, Georgia, metropolitan statistical area. Additionally Crowell owns and operates Petersburg Racquet Club, a tennis and pool facility located in Crowell's largest development. Crowell also provides property appraisal services and commercial real estate brokerage services.

   United Data Systems, Inc. ("UDS"), a division of Crowell, sells and supports computer software throughout the United States. The software was developed by UDS for exclusive use in real estate operations. UDS also sells computer supplies.

   Ivey Homes, Inc., ("Ivey") and Keystone Homes, Inc. ("Keystone"), wholly owned subsidiaries of Crowell, build single-family and multi-family homes on a presold and speculative basis in the Augusta, Georgia, metropolitan statistical area.

   All operations of Crowell and its subsidiaries are domestic.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

ACCOUNTING ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECEIVABLES
   The Company uses the allowance method for recording bad debt. At December 31, 1995 and 1994, all receivables are considered collectible.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Maintenance and repairs are charged to expense. Improvements that significantly increase the lives of assets are capitalized and depreciated or amortized over their estimated useful lives. Gains or losses on disposals are credited or charged to operations.

DEPRECIATION AND AMORTIZATION

   Depreciation on property and equipment is computed on the straight-line and declining-balance methods for both financial reporting and income tax purposes. Computer software costs, purchased software and intangibles are stated at cost and amortized to expenses on a straight-line method over their estimated useful lives.

PROPERTIES HELD FOR RESALE

   Properties held for resale are stated at the lower of cost or market using the specific identification method.

CUSTOMER DEPOSITS

   A portion of the Company's cash is reserved for the repayment of security deposits, excess cash owed to property owners on property management accounts and earnest money received on pending real estate sales contracts.

CAPITALIZED INTEREST

   The Company capitalizes the portion of interest incurred during the construction period for funds borrowed to develop properties and construct residential homes. Such interest is charged to properties and expensed as a cost of sale as properties are sold.

REVENUE RECOGNITION

   The Company recognizes revenues on sales of residential lots, land, and homes at the time of closing and receipt of cash. Revenue recognition in the computer division is at the time a system is installed or the product is sold.

   The Company uses the completed contract method on Company-constructed homes. This method is used because the typical home is completed in six months or less and the financial position and results of operations do not vary significantly from those which would result from the use of the percentage of completion method. A contract is considered complete at the time of closing and receipt of cash.

   Contract costs include all direct materials and labor costs, allocated common cost of land and development and those indirect costs related to contract performance, including interest on borrowings. General and administrative costs are charged to expense as incurred.

   The Company recognizes commissions earned on real estate brokerage transactions at the time of closing.

CONCENTRATION OF CREDIT RISK

   As of December 31, 1995, the Company had approximately $65,803 on deposit in a single financial institution in excess of federally insured limits.

RECLASSIFICATIONS

   Certain 1994 amounts have been reclassified to conform with the financial statement presentation used in 1995. These reclassifications had no effect on net income.

NOTE 3 - NOTES RECEIVABLE

December 31,                                           December 31,
                                                   -------------------
                                                     1995        1994
                                                   ---------   --------
10% note, due in monthly installments of
  $4,700, including interest, secured by insurance
  renewal contracts and personal guarantees.               -   $260,747
  Various second mortgage notes receivable on
  homes sold by Ivey at interest rates of 9.0%
  to 11.0%, due at various dates.                    $30,766     84,067

7% note, due December 21, 1998, interest
  payable monthly. Secured by real estate.                 -    191,475
                                                     -------   --------

                                                     $30,766   $536,289
                                                     =======   ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

   The Company leases its office space from the majority stockholder. On June 1, 1989, the Company entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company pay all property taxes, insurance and maintenance plus an annual rental. The total minimum rental commitment at December 31, 1995, under these leases is $1,959,600, which is due as follows:


Year ending December 31,
- ------------------------
         1996                      $  122,400
         1997                         127,200
         1998                         127,200
         1999                         130,800
         2000                         133,200
      Thereafter                    1,318,800
                                   ----------

                                   $1,959,600
                                   ==========

          The total rental expense for these leases included in the consolidated statements of income for each year ended December 31, 1995 and 1994, is $120,000.

NOTE 5 - NOTES PAYABLE

                                                                                      December 31,
                                                                                ----------------------
                                                                                   1995        1994
                                                                                ----------  ----------
To banks
  Secured by residential properties held for resale, maturing at various dates through 1996, at interest rates from prime plus
    1.0% to 1.5% (9.0% to 10.0% at December 31, 1995 and 1994).                 $3,345,402  $4,834,590
  Secured by Petersburg Racquet Club property, maturing 2010, at interest rate of  8.6% and 7.5% at December 31, 1995 and 1994, respectively. The interest rate adjusts every thirteenth month with
    an 18.5% maximum.                                                              330,082     345,330
  Secured by office building, at an interest rate of prime plus 1.5% (7.0%
    at December 31, 1994)                                                                -      89,250
  Secured by single-family homes held for resale and rental, maturing
    at various dates after 2018, at interest rate of 9.0% to 11.0%.                133,424     107,643
  Secured by note receivable, due in monthly installments of $4,700,
    including interest at the rate of 10.0%, due March, 1995.                            -     138,224
                                                                                ----------  ----------
                                                                                $3,808,908  $5,515,037
                                                                                ==========  ==========

   Under provisions of financing arrangements outstanding at December 31, 1995, the Company has unused commitments for financing of approximately $400,000. These additional amounts are available upon request and approval of development progress and are subject to the same terms and obligations as those existing on December 31, 1995. The majority stockholder has personally guaranteed all bank loans. In addition, the president of Ivey has personally guaranteed all of Ivey's bank loans, which amounts to additional guarantees of $2,053,632 as of December 31, 1995. The president of Keystone has personally guaranteed all of Keystone's bank loans which amounts to additional guarantees of $244,700.

Maturities of debt are as follows:

Year ending December 31,
- ------------------------
        1996                      $3,443,977
        1997                          17,553
        1998                          19,120
        1999                         208,828
        2000                          22,688
     Thereafter                      284,742
                                  ----------
                                  $3,808,908
                                  ==========

          Capitalized interest (see Note 2) was approximately $58,000 and
                                    ------
$250,000 for the years ended December 31, 1995 and 1994, respectively. All other interest incurred was recognized as financial expense in the consolidated statements of income.

NOTE 6 - STOCK OPTIONS AND STOCK INCENTIVE PROGRAM

          At December 31, 1995 and 1994, Crowell had one stock option plan pursuant to which an option, exercisable for 12,500 shares, was outstanding. The plan specifies that no more than 50% of the granted shares be exercised prior to two years after creation of the plan. After a three-year period and for the following four years, the option may be exercised. The option was granted at an exercise price of $1 per share. The option expired seven years after the date of grant.

          The option discussed in the preceding paragraph was not included in the computation of the earnings (loss) per common share because the common stock is not traded on any stock exchange and, therefore, a market value for the common stock has not been established that would enable the Company to measure the likelihood of the exercise of the options. Nevertheless, the earnings
(loss) per common share, assuming full dilution, would not be materially different from primary earnings (loss) per common share.

NOTE 7 - INCOME (LOSS) PER SHARE

          The income (loss) per common share is computed using the weighted average of the number of shares outstanding during the years ended December 31, 1995 and 1994. Because inclusion of convertible preferred stock would have an antidilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution.

NOTE 8 - INCOME TAX MATTERS

          For the year ended December 31, 1995, Crowell filed consolidated income tax returns with its subsidiaries, Ivey and Budget Storage Warehouse, Inc. For the year ended December 31, 1995, Crowell filed consolidated income tax returns with its subsidiaries Ivey, Keystone, and Budget Storage Warehouse, Inc.

          For the years ended December 31, 1995 and 1994, the components of the federal and state income tax provision included in the accompanying financial statements are as follows:

                                  Year ended December 31,
                                  -----------------------
                                       1995    1994
                                      ------ --------
Current (including $128,000 from
 discontinued operations in 1994)     $   0  $  3,784
Deferred income taxes relating
 to timing differences:
 Note receivable using the
  installment method for tax
  purposes                           $   0   (65,283)
                                     -----  --------
                                     $   0  $(61,499)
                                     =====  ========

        Income tax eliminated by net operating losses amounted to approximately $113,000 for the year ended December 31, 1994.

        A reconciliation of income (loss) before income taxes to regular federal taxable income is as follows:

                                      Year ended December 31,
                                     ------------------------
                                         1995         1994
                                     ------------  ----------
Income (loss) before income taxes    $(  697,977)  $ 346,212
State income tax                               -      (3,784)
Installment sale                               -      11,988
Entertainment exclusion                    3,524       5,951
Nondeductible contributions                2,430           -
Cash value of life insurance                   -     (35,454)
Officers life insurance                    8,521       6,815
                                     -----------   ---------
Regular federal taxable income          (683,502)    331,728
Net operating loss used                  683,502    (331,728)
                                     -----------   ---------

Regular federal taxable income       $         0   $       0
                                     ===========   =========

   The Company adopted SFAS No. 109 as of January 1, 1994. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS No. 109 had no significant effect on income for the year ended December 31, 1995.

   Deferred tax assets and liabilities at December 31, 1995 and 1994, consist of the following:


                                                        Years ended December 31,
                                                        ------------------------
                                                           1995        1994
                                                        ---------   ---------
Deferred tax assets
  Federal and state net operating loss carryforwards

                                                        $ 770,000   $ 530,000
  Less valuation allowance                               (770,000)   (530,000)
                                                        ---------   ---------
Net deferred tax asset                                  $       0   $       0
                                                        =========   =========

   During 1994 the Company used $331,728 of its net operating loss carryforward against taxable income, which resulted in eliminating any current regular federal tax liabilities. The tax benefits of prior period net operating loss carryforwards were calculated using the Company's effective tax rate.

   Remaining net operating loss carryforwards of $2,050,806 expire in varying amounts between December 31, 2002, and December 31, 2010, and are subject to Internal Revenue Code Section 382 limitations relating to a corporation's ability to use net operating loss carryforwards subsequent to a change in ownership. An expiration schedule is as follows:

Year ending December 31
- -----------------------
  2002                    $  320,346
  2003                       597,531
  2004                       154,945
  2005                       294,482
  2010                       683,502
                          ----------
                          $2,050,806
                          ==========

NOTE 9 - INDUSTRY SEGMENT DATA

   The Company conducts its operations in the principal industries of real estate development and homebuilding and computer product development and sales.

   The real estate development segment consists principally of the development of residential properties for resale and construction of single-family and multi-family housing. In addition, the real estate development segment operates a tennis and pool facility.

   The real estate brokerage segment consists of commission revenue and related expenses for primarily commercial real estate sales.

   The computer products segment consists of the sale of computer hardware, software and related supplies to real estate firms. In addition, the Company charges user support fees to firms purchasing its software.

   Any significant intersegment revenues for the periods presented have been eliminated. Various industry segment data is as follows:

                                      Year ended December 31,
                                     -------------------------
                                        1995          1994
                                     -----------  ------------
Net sales
Real estate development              $6,719,571   $12,968,108
Real estate brokerage                   137,350       102,658
Computer product sales                  562,713       705,576
                                     ----------   -----------
Net sales                            $7,419,634   $13,776,342
                                     ==========   ===========

Operating income (loss)
Real estate development               ($461,238)  $   528,102
Real estate brokerage                     4,399       (90,528)
Computer product sales                   64,709       (25,879)
                                     ----------   -----------
Operating income (loss)              $ (392,130)  $   411,695
                                     ==========   ===========

Capital expenditures
Real estate development              $    5,741   $     5,751
Real estate brokerage                         -        17,873
Computer product sales                   11,524         5,131
                                     ----------   -----------
Net capital expenditures             $   17,265   $    28,755
                                     ==========   ===========

Depreciation and amortization
Real estate development              $   65,308   $    80,370
Real estate brokerage                         -           360
Computer product sales                    9,218        39,434
                                     ----------   -----------
Net depreciation and amortization    $   74,526   $   120,164
                                     ==========   ===========

Assets employed
Real estate development              $4,661,515   $ 7,230,429
Real estate brokerage                         -        25,305
Computer product sales                  100,744        22,180
                                     ----------   -----------

                                     $4,762,259   $ 7,277,914
                                     ==========   ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

        Ivey and Keystone purchase developed lots for home construction from Home Sites, Ltd. ("Home Sites"), an entity related by common control. For the years ended December 31, 1995 and 1994, such purchases amounted to $292,700 and $435,350, respectively. Crowell also provides management services to Home Sites. For the years ended December 31, 1995 and 1994, management fees earned by the Company amounted to $35,522 and $33,981, respectively.

        An officer of the company also received real estate commissions on Home Sites property sold by Crowell in the amounts of $34,457 and $12,000 for the years ended December 31, 1995 and 1994.

NOTE 11 - FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

        The Financial Accounting Standards Board (FASB) has issued an accounting standard that has not yet been adopted by the Company. The following is a brief description of this standard.

        On December 16, 1991, the FASB issued Statement No. 107 requiring all entities to disclose the fair value of financial instruments in the notes to financial statements. The final standard applies to both assets and liabilities, either on or off the balance sheet, and is effective for the Company beginning in 1996. Under the standard, fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If it is not practicable to estimate the fair value of some instruments, disclosure of descriptive information about those instruments is nonetheless required. The impact on investor perceptions of the effect of market value disclosures on the ongoing value of the Company cannot be predicted at this time.

NOTE 12  - DISCONTINUED OPERATIONS

   On June 1, 1995, Crowell sold its residential real estate brokerage division ("Division") to Meybohm Realty, Inc. ("Meybohm), another real estate brokerage firm located in the Augusta area, with an effective closing date of June 1, 1995. The sales price of the Division was $100,000 in cash, plus payments based on various percentages of former Crowell agent earnings, listings, and pending sale contracts transferred from Crowell to Meybohm for one year from the date of sale. In addition, the sales price included payments not to exceed $60,000 per year for the right to exclusively market Crowell and related entities' developments for a period of two years. The net book value of the division was approximately $21,000 at the time of the sale. This amount is included in the $59,050 loss from discontinued operations. The $100,000 cash payment was recognized as gain on the sale of the Division. All other payments received under the sales agreement are reflected in the loss from discontinued operations. There was no material relationship between Crowell and Meybohm at the time of the sale. No income tax was generated from the sale of the Division because of the operating loss incurred by Crowell for 1995. Total revenue from the residential brokerage division for the years ended December 31, 1995 and 1994, was $528,473 and $1,760,149, respectively.

            ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Within the two year period ended December 31, 1995, there have been no changes in independent certified public accountants or disagreements with accountants on matters of accounting or financial disclosure.

                                    PART III

               ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                              AND CONTROL PERSONS

   Set forth below is certain information as of February 29, 1995, about each of the directors and executive officers of Crowell.

Name                    Age                       Office
- --------------------  -------  ---------------------------------------------

Otis L. Crowell            61  Director, President and Chairman

James W. Ivey, Jr.         51  Director and Vice President

Mark L. Gilliam            34  Director, Vice President, Secretary and Chief
                               Financial Officer

   Mr. Crowell has served as President and as a Director of Crowell or its predecessor since 1969, and Chairman of the Board of Crowell since March 1988.

   Mr. Ivey has served as Vice President and as a Director of Crowell since July 1988. Mr. Ivey has served as President of Ivey Homes since February 1984.

   Mr. Gilliam has served as Vice President, Secretary and Chief Financial Officer of Crowell since October 1992. From December 1987 to October 1992, Mr. Gilliam practiced public accounting with the firms of Cherry, Bekaert & Holland and Cleveland, Anderson & Company for three and two years, respectively. Mr. Gilliam was appointed Director of Crowell on August 9, 1995, to fill a vacancy on the Board of Directors. Mr. Gilliam has served as Manager of the United Data Systems division since October, 1994.

   The term of each officer and director is for one year and expires on the third Wednesday in June; however, the term of each officer and director continues until his successor is elected and qualified. There is no agreement or understanding between any officer and director and any other person pursuant to which any officer or director was selected as an officer or director. There are no family relationships among any of the directors and executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require Crowell's executive officers and directors and persons who own more than 10% of Crowell's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of Crowell's Common Stock are required by SEC regulation to furnish Crowell with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, Crowell believes that during the fiscal year ended December 31, 1995, Crowell's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

                        ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

   The following table summarizes by category, for the fiscal years ended December 31, 1995, 1994, and 1993, the total compensation paid to the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonus for the fiscal year ended December 31, 1995, in an amount in excess of $100,000:


         Name and             Year Ended
    Principal Position       December 31,   Salary
- -----------------------------------------------------
Otis L. Crowell                      1995   $120,000
  President and                      1994    120,000
  Chief Executive Officer            1993    120,000


         The directors of the Company are not compensated for services rendered in such capacities.

               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         The following table sets forth, as of February 29, 1996, information with respect to the beneficial ownership of shares of Common and Preferred Stock of the Company by each person known to be the beneficial owner of more than 5% of the outstanding shares of Common and Preferred stock and the holdings of directors and executive officers individually and as a group. Beneficial ownership as reported in the table has been determined in accordance with SEC regulations and includes shares of Common Stock which may be acquired within 60 days upon the exercise of outstanding stock options and the conversion of shares of Preferred Stock of the Company. The named persons have sole voting and investment power with regard to the shares shown as owned by such persons. Pursuant to SEC regulations, all shares not currently outstanding which are subject to options or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Class" held by the holder thereof but are not deemed to be outstanding for the purpose of computing the "Percent of Class" held by any other shareholder of the Company.



                                                     Series A           Series B        Combined Voting
                             Common Stock         Preferred Stock   Preferred Stock      Power (Common
                             Beneficially          Beneficially     Beneficially         and Preferred
  Name and                  Owned (Percent        Owned (Percent    Owned (Percent      Considered as a
  Address                   of Class)/(1)/        of Class)/(2)/    of Class)/(3)/      Single Class)/(4)/

- ------------------------------------------------------------------------------------------------------------
Florice Clark/(5)/             121,725                        -           486,899           4.4%
  3554 Old Ferry Road            (4.6%)                                      (100%)
  Martinez, GA  30907

Otis L. Crowell*/(5)/        1,876,622                   87,500                 -          67.7%
  3750 Evans to Locks Road       (73.8%)                  (16.7%)
  Augusta, GA  30907

Mark L. Gilliam/*/                1250                        -                 -           /+/
  3696 El Cordero Road             /+/
  Martinez, GA  30907

Robert M. Hunter/(5)/            70,000                 280,000                 -           2.5%
  3801 High Hampton Drive          (2.7%)                 (53.3%)
  Martinez, GA  30907

James W. Ivey, Jr./*(6)/         32,500                       -                 -           1.2%
  733 Summerfield Abbey Court      (1.3%)
  Martinez, GA  30907

Dennis Stanfield                161,436                       -                 -           5.8%
  P.O. Box 4501                    (6.0%)
  Martinez, GA  30907

Robert M. Hunter, Jr.            13,125                 52,500                 -           /+/
  3 Beech Lane                      /+/                  (10.0%)
  Morristown, NJ  07960

Beverly H. Taylor                 13,125                52,500                 -           /+/
  688 Woodhall Abbey Court           /+/                 (10.0%)
  Martinez, GA  30907

Ben W. Hunter                     13,125                52,500                 -           /+/
  3109 West Road                     /+/                 (10.0%)
  Martinez, GA 30907

All executive officers          1,910,372                    -                 -          68.7%
  and directors as a group          (74.7%)
  (3 persons)

- -------------------
/+/   Less than 1.0%/
/*/   Executive officer or director

/(1)/ Based on 2,520,835 shares of Common Stock outstanding on February 29,
      1996.

/(2)/ Based on 525,000 shares of Series A Preferred Stock outstanding on
      February 29, 1996. Holders of the Series A Preferred Stock vote on the basis of one vote for each four shares of Series A Preferred Stock held with holders of Common Stock and holders of Series B Preferred Stock, all voting as a single class. The Series A Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

/(3)/ Based on 486,899 shares of Series B Preferred Stock outstanding on
      February 29, 1996. Holders of the Series A Preferred Stock vote on a one vote for each four shares of Series B Preferred Stock held with holders of Common Stock and holders of Series A Preferred Stock, all voting as a single class. The Series B Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

/(4)/ Based on one vote per share for Common Stock and one vote per four shares for Series A and B Preferred Stock.

/(5)/ The shares of Common Stock beneficially owned by the indicated persons include shares which may be acquired upon the conversion of outstanding shares of Series A or B Preferred Stock, as the case may be, as follows:
      Ms. Clark - 121,725 shares; Mr. Crowell - 21,875 shares; and Mr. Robert M. Hunter - 70,000 shares; Mr. Robert M. Hunter, Jr. - 13,125 shares; Ms. Beverly H. Taylor - 13,125 shares; and Mr. Ben W. Hunter - 13,125 shares.

/(6)/ The shares of Common Stock beneficially owned by the indicated person include shares which may be acquired upon the exercise of an outstanding option as follows: Mr. Ivey - 12,500 shares.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its office space from Otis L. Crowell, who serves as the President of Crowell. On June 1, 1989, Crowell entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company will pay all property taxes, insurance and maintenance plus an annual rental fee. The total minimum rental commitment at December 31, 1995, under these leases is $1,959,600, which is due as follows:

          1996         $  122,400
          1997            127,200
          1998            127,200
          1999            130,800
          2000            133,200
          2001-2009     1,318,800
                        ----------
                        $1,959,600
                        ==========

         The total rental expense for these leases included in the consolidated statements of income for each year ended December 31, 1995 and 1994, was $120,000.

         Ivey and Keystone purchase developed lots for home construction from Home Sites, Ltd., a Georgia limited partnership of which Otis L Crowell, President of Crowell, is the general partner. For the years ended December 31, 1995 and 1994, such purchases amounted to $292,700 and $435,350, respectively. Crowell also provides management services to Homesites. For the years ended December 31, 1995 and 1994, management fees earned by the Company amounted to $35,522 and $33,981, respectively.

         The President of Crowell, Otis L. Crowell, received real estate commissions on Home Sites property sold by Crowell in the amounts of $34,457 and $12,000 for the years ended December 31, 1995 and 1994, respectively.

                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed report or registration statement, such report or registration statement is identified in parenthesis. (See the Index of Exhibits
                                                           ---------------------
included with the exhibits filed as part of this report.)

         3(i) Restated Articles of Incorporation of the Company dated October 7, 1994, (Exhibit 3(i) to the Company's Registration Statement on Form S-4, No. 33-70282, as declared effective by the SEC on January 14, 1995)

         3(ii) Bylaws of the Company, as amended through March 15, 1994 (Exhibit
3.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1994)

4.1 Specimen form of the Company's Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement on Form S-4, No. 33-70282, as declared effective by the SEC on January 14, 1994)

4.2 Appendix A to the Company's Restated Articles of Incorporation setting forth the rights, preferences, and limitations of holders of the Company's Class A Preferred Stock (included in Exhibit 3(i))

4.3 Appendix B to the Company's Restated Articles of Incorporation setting forth the rights, preferences, and limitations of holders of the Company's Class B Preferred Stock (included in Exhibit 3(i))

10.1    Management Compensation Agreements

   (a) Stock Option Agreement dated February 21, 1989, by and between the Company (as successor to The Mid-South Corporation) and J. W. Ivey, Jr. (Exhibit
10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1994)

10.2 Lease Agreement dated June 1, 1989, by and between Otis L. Crowell and the Company regarding the premises located at 2848 Washington Road, Augusta, Georgia (Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1994)

10.3 Lease Agreement dated June 1, 1989, by and between Otis L. Crowell and the Company regarding the premises located at 432 South Belair Road, Martinez, Georgia (Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1994)

10.4 Lease Agreement dated June 1, 1989, by and between Otis L. Crowell and the Company regarding the premises located at 454 West Martintown Road, North Augusta, South Carolina (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1994)

10.5 Agreement for Purchase and Sale of Real Property dated October 21, 1994, between the Company and Sovran Strategic Investments, L.P. (Exhibit 10.5 to the Company's Registration Statement on Form S-4, No. 33-70282, as declared effective by the SEC on January 14, 1994)

10.6 Agreement to purchase business dated May 9, 1995, between the Company and Meybohm Realty, Inc.

10.7    Post Closing Agreement between the Company and Meybohm Realty, Inc.

10.8 Sub-Lease Agreement dated May 24, 1995, between the Company and Meybohm Realty, Inc.

10.9 Sub-Lease Agreement dated June 29, 1995, between the Company and Healthmaster Home Health Care, Inc.

11 Computation of earnings per share

12 Subsidiaries

23.1 Consent of Cherry, Bekaert & Holland, Independent Certified Public Accountants

27 Financial Data Schedule


 b)      Reports on Form 8-K.

           No reports on Form 8-K were filed during the Quarter ended December 31, 1995.

                                   SIGNATURES


          In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWELL & CO., INC.



DATE March 28, 1996                     /s/  Otis L. Crowell
     --------------                     ------------------------------
                                        Otis L. Crowell,
                                        President
                                        and Chairman of the Board


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE March 28, 1996                    /s/  Otis L. Crowell
     --------------                    -------------------------
                                       Otis L. Crowell, President
                                       and Chairman of the Board


DATE March 28, 1996                    /s/  Mark L. Gilliam
     --------------                    -------------------------
                                       Mark L. Gilliam, Director, Vice
                                       President, Secretary and Chief
                                       Financial Officer


DATE March 28, 1996                    /s/  James W. Ivey, Jr.
     --------------                    -------------------------
                                       James W. Ivey, Jr., Director

                               INDEX OF EXHIBITS


10.6 Agreement to purchase business dated May 9, 1995, between the Company and Meybohm Realty, Inc.

10.7    Post Closing Agreement between the Company and Meybohm Realty, Inc.

10.8 Sub-Lease Agreement dated May 24, 1995, between the Company and Meybohm Realty, Inc.

10.9 Sub-Lease Agreement dated June 29, 1995, between the Company and Healthmaster Home Health Care, Inc.

11      Computation of earnings per share

12      Subsidiaries

23.1 Consent of Cherry, Bekaert & Holland, Independent Certified Public Accountants

27      Financial Data Schedule