Form 10QSB
period 1996-03-31
CROWELL & CO INC /GA/
filed 1996-05-14
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



                                  FORM 10-QSB



               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1996

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]    No
                                                               -----      -----

The number of shares outstanding of issuer's common equity as of May 10, 1996 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX


                                                                PAGE NO.
                                                                --------

PART I -  FINANCIAL INFORMATION

          ITEM 1 -  Financial Statements  ........................  4

          ITEM 2 -  Management's Discussion and Analysis     .....  8

                       PART  I   -   FINANCIAL INFORMATION

Item 1.       Financial Statements

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item I:

       Condensed Consolidated Balance Sheet
          March 31, 1996

       Condensed Consolidated Statements of Operations and Accumulated Deficit -
          Three months ended March 31, 1996 and 1995

       Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1996 and 1995

       Notes to Condensed Consolidated Financial Statements

                     Crowell & Co., Inc., and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 March 31, 1996


                                    Assets


Properties held for resale & development
  Homes under construction and for sale                      $3,085,972
  Developed residential                                         840,376
  Land held for future development and other                    379,550
                                                             ----------
                                                              4,305,898
                                                             ----------

Cash, including escrow funds of $26,289                         200,090
                                                             ----------

Receivables                                                     147,168
                                                             ----------

Property and equipment, net of depreciation                     341,093
                                                             ----------

Other assets                                                     59,977
                                                             ----------

                                                            $ 5,054,226
                                                            ===========


                     Liabilities and Stockholders' Equity



Notes payable to banks                                      $ 4,200,680
                                                            -----------

Accounts payable and accrued expenses                           194,406
                                                            -----------

Stockholders' equity
  Preferred stock                                             1,011,899
  Common stock                                                  696,776
  Paid-in capital                                                33,648
  Accumulated deficit                                        (1,083,183)
                                                            -----------
                                                                659,140
                                                           ------------

                                                            $ 5,054,226
                                                            ===========



See notes to condensed consolidated financial statements.

                     Crowell & Co., Inc., and Subsidiaries

    Condensed Consolidated Statements of Operations and Accumulated Deficit


                                              Three Months Ended March 31,
                                             ------------------------------
                                                  1996             1995
                                                  ----             ----
Revenues
   Home sales                                 $ 1,090,300        $ 936,940
   All other revenues                             273,658          258,900
                                              -----------        ---------

                                                1,363,958        1,195,840
                                              -----------        ---------

Cost of revenues
   Homes                                        1,044,128          851,165
   All other costs                                 57,273           39,996
                                              -----------        ---------

                                                1,101,401          891,161
                                              -----------        ---------

Operating expenses                                314,481          365,661
                                              -----------        ---------

Operating loss                                    (51,924)         (60,982)
                                              -----------        ---------

Net financial expense                              72,809           95,263
                                              -----------        ---------

 Loss before income taxes                        (124,733)        (156,245)
                                              -----------        ---------

Income tax expense                                      0           (1,500)
                                              -----------        ---------

Net loss before Discontinued Operations          (124,733)        (157,745)
                                              -----------        ---------

Discontinued Operations                            28,849          (65,260)
                                              -----------        ---------

Net loss                                          (95,884)        (223,005)
                                              -----------        ---------

Accumulated deficit
 Beginning of period                             (987,299)        (283,818)
 End of period                                 (1,083,183)      ($ 506,823)
                                              -----------        ---------

Weighted average common shares
 outstanding                                    2,520,835        2,520,835

Net loss per common share
 Primary earnings per share
  Loss from continuing operations                ($  0.06)        ($  0.07)
  (Loss) Income from discontinued
   operations                                         .01             (.03)
                                              -----------        ---------
                                                 ($  0.05)        ($  0.10)
                                              ===========        =========

See notes to condensed consolidated financial statements.

                     Crowell & Co., Inc., and Subsidiaries

                Condensed Consolidated Statements of Cash Flows



                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                     1996             1995
                                                                                     ----             ----
Cash flows from operating activities
   Net loss                                                                     ($  95,884)      ($  223,005)
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
       Depreciation and amortization                                                20,700            29,932
       Net (increase) decrease in inventory,
       receivables, prepaids, payables and accruals                               (407,177)          111,538
                                                                                -----------       ----------

   Net cash used in operating activities                                          (482,361)          (81,535)
                                                                                -----------       ----------
 Cash flows from investing activities
   (Purchases)Sales of property and equipment                                       22,115           (12,638)
   Receipts on notes                                                                     0            69,883
                                                                                -----------       ----------

   Net cash provided by (used in) investing activities                              22,115            57,245
                                                                                -----------       ----------

Cash flows from financing activities
  Proceeds from borrowings                                                       1,506,827          617,767
  Payments of borrowings                                                        (1,115,055)        (618,651)
                                                                               -----------       ----------

  Net cash provided by (used in) financing activities                              391,772             (884)
                                                                               -----------       ----------

Net decrease in cash                                                               (68,474)         (25,174)

Cash at beginning of period                                                        268,564          230,332

Cash at end of period                                                          $   200,090       $  205,158
                                                                               ===========       ==========

Supplemental disclosures
  Income taxes paid                                                            $        0       $     1,500
  Interest paid, net of amount capitalized                                         74,759            98,761


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996



Note 1  -  Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1995 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


Note 2  -  Income (loss) per share

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three months ended March 31, 1996 and 1995. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarters ended March 31, 1996 and 1995.

Item 2.  Management's Discussion and Analysis

Results of Operations for the Quarters ended March 31, 1996 and 1995

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale, homebuilding and providing real estate brokerage services.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended March 1996 are $168,118 more than revenues for the quarter ended March 1995. This can be attributed to home sales which were $153,360 greater in the March 1996 quarter.

Currently sales backlog on Company constructed homes is $1,640,800. Construction on these homes is 63% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased in the 1996 quarter as compared to 1995 from 9.2% to 4.2% because of competitive pressures caused by the Savannah River Site layoffs. Management believes gross profit margin will improve when sales activity increases.

Operating expenses decreased by $51,180 for the quarter ended March 31, 1996, as compared to the same quarter last year. This is a result of general decreases in several other operating expense categories. Management believes operating expenses will remain at first quarter levels for the second quarter. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the 1996 quarter of $95,884 compared to a net loss of $223,005 for the 1995 quarter. Management believes the company will sustain another loss for the second quarter of 1996 based on sales activity in new home sales.


Liquidity and Capital Resources

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $58,000 in unused development loan commitments available to use in the development of residential properties as of March 31, 1996.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $1,300,000 as of March 31, 1996, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $327,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $4,200,680 as of March 31, 1996) and funds for operations are expected to be met from the proceeds of home, lot and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $3,500,000. At March 31, 1996, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

The Company expects to, as it has done in the past, sell land it presently owns to meet liquidity needs. Coupled with revenues from normal sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

The Company has net operating loss carryforwards available of approximately $2,050,000 to offset against future federal and state taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $800,000. This amount is not reflected in the financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Crowell & Co., Inc.



May 10,1996                         By: Mark L. Gilliam
                                        ------------------------------
                                    Mark L. Gilliam
                                        Vice President on Behalf of
                                        the registrant and as Chief
                                        Financial Officer