Form 10QSB
period 1996-06-30
CROWELL & CO INC /GA/
filed 1996-08-14
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC    20549



                                  FORM 10-QSB



               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1996

                           Commission File No. 0-7765


                              CROWELL & CO., INC.
       -----------------------------------------------------------------
       (Exact Name of small business issuer as specified in its charter)



           GEORGIA                                        58-1021933
- -------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 432 South Belair Road, Augusta, Georgia  30907
                 ----------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code          (706) 855-1099



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ----

The number of shares outstanding of issuer's common equity as of August 10, 1996 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX


                                                                PAGE NO.
                                                                --------

PART 1  -  FINANCIAL INFORMATION

           ITEM 1 -  Financial Statements..........................   3

           ITEM 2 -  Management's Discussion and Analysis..........   8

                        PART  1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

  Condensed Consolidated Balance Sheet
       June 30, 1996

  Condensed Consolidated Statements of Operations and Accumulated Deficit -
       Three month and six month periods ended June 30, 1996 and 1995

  Condensed Consolidated Statements of Cash Flows -
       Three month and six month periods ended June 30, 1996 and 1995

  Notes to Condensed Consolidated Financial Statements

                     CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996



                                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
    Homes under construction and for sale                                    $3,026,515
    Developed residential                                                       843,074
    Land held for future development and other                                  255,747
                                                                             ----------
                                                                              4,125,336
                                                                             ----------

CASH, INCLUDING ESCROW FUNDS OF $ 25,955                                         33,841
                                                                             ----------

RECEIVABLES                                                                     135,496
                                                                             ----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                                     333,434
                                                                             ----------

OTHER ASSETS                                                                     35,454
                                                                             ----------
                                                                            $ 4,663,561
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                                      $ 3,923,001
                                                                            -----------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           172,000
                                                                            -----------

STOCKHOLDERS' EQUITY
    Preferred stock                                                           1,011,899
    Common stock                                                                682,805
    Paid-in capital                                                              47,619
    Accumulated deficit                                                      (1,173,763)
                                                                            -----------
                                                                                568,560
                                                                            -----------

                                                                            $ 4,663,561
                                                                            ===========

   See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       -------------------------    -------------------------
                                                               JUNE 30,                 JUNE 30,
                                                       -------------------------   --------------------------
                                                            1996          1995          1996          1995
                                                       ------------   ----------   ------------   -----------
REVENUES
 Home sales                                             $ 1,877,470    $1,985,509   $ 2,967,770    $2,922,449
 All other revenues                                         334,251       135,040       607,909       393,940
                                                        -----------    ----------   -----------    ----------

                                                          2,211,721     2,120,549     3,575,679     3,316,389
                                                        -----------   -----------    ----------   -----------

COST OF REVENUES
 Homes                                                    1,572,569     1,862,331     2,616,697     2,713,496
 All other costs                                            308,467        25,315       365,740        65,311
                                                        -----------    ----------   -----------    ----------

                                                         1,881,036      1,887,646     2,982,437     2,778,807
                                                        ----------     ----------   ----------     ----------

OPERATING EXPENSES                                          366,208       327,756       680,689       693,417
                                                        -----------    ----------   -----------    ----------

OPERATING LOSS                                              (35,523)      (94,853)      (87,447)     (155,835)
                                                        -----------    ----------   ----------     ----------

OTHER INCOME (EXPENSE)                                       (1,357)        7,673        (1,357)        7,673
                                                        -----------    ----------   -----------    ----------

NET FINANCIAL EXPENSE                                        73,071       111,521       145,880       206,784
                                                        -----------    ----------   -----------    ----------

  LOSS BEFORE INCOME TAXES                                 (109,951)     (198,701)     (234,684)     (354,946)
                                                        -----------    ----------   -----------    ----------

INCOME TAX EXPENSE                                                0         4,003             0         5,503
                                                        -----------    ----------   -----------    ----------

NET LOSS BEFORE DISCONTINUED OPERATIONS                    (109,951)     (202,704)     (234,684)     (360,449)
                                                        -----------    ----------   -----------    ----------

DISCONTINUED OPERATIONS                                      19,371       (52,212)       48,220      (117,472)
                                                        -----------    ----------   -----------    ----------

NET LOSS                                                    (90,580)     (254,916)     (186,464)     (477,921)
                                                        -----------    ----------   -----------    ----------

ACCUMULATED DEFICIT
 Beginning of period                                     (1,083,183)     (506,823)     (987,299)     (283,818)
 End of period                                           (1,173,763)     (761,739)   (1,173,763)     (761,739)
                                                        -----------    ----------   -----------    ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                2,520,835     2,520,835     2,520,835     2,520,835

NET LOSS PER COMMON SHARE
  Primary earnings per share
   Loss from continuing operations                             (.05)         (.09)         (.11)         (.16)
   Income (loss) from discontinued operations                   .01          (.02)          .02          (.05)
                                                               ----          ----          ----          ----
                                                               (.04)         (.11)         (.09)         (.21)

See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                ---------------------------  -----------------------------
                                                         JUNE 30,                      JUNE 30,
                                                ---------------------------  -----------------------------
                                                    1996          1995           1996          1995
                                                -----------  --------------  -----------  ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                   $   ( 90,580) $  ( 254,916)    $ ( 186,464)   $( 477,921)
  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
 Depreciation and amortization                     20,700        50,219          41,400        80,151
   operating activities
     Net (increase) decrease in
       inventory, recivables, prepaids,
       payables and accruals                      194,353       904,748        (212,824)    1,016,286
                                              -----------   -----------     -----------    ----------
     Net cash provided by
       (used in) operating
       activities                                 124,473       700,051        (357,888)      618,516
                                              -----------   -----------     -----------    ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchases of property and equipment             (13,041)            0         (35,156)      (12,638)
  Receipts on notes                                     0       200,000               0       269,883
                                              -----------     -----------   -----------   -----------

  Net cash provided by
   (used in) investing activities                 (13,041)      200,000         (35,156)      257,245
                                              -----------     ---------     -----------   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from borrowings                      1,404,500       516,683       2,955,557     1,134,450
  Payments of borrowings                       (1,682,181)   (1,121,158)     (2,797,236)   (1,739,809)

  Net cash provided by
   (used in) financing
   activities                                    (277,681)     (604,475)       158,321       (605,359)
                                              -----------     ---------     -----------   -----------

NET INCREASE (DECREASE) IN CASH                  (166,249)      295,576       (234,723)       270,402

CASH AT BEGINNING OF PERIOD                       200,090       205,158        268,564        230,332

CASH AT END OF PERIOD                         $    33,841    $  500,734     $   33,841     $  500,734
                                              ===========   ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                           $         0   $     4,003    $         0   $      5,503
  Interest paid, net of
   amount capitalized                         $    74,820   $    99,012    $   149,578   $    197,773


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1995, for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


NOTE 2 - INCOME (LOSS) PER SHARE

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three and six month periods ended June 30, 1996 and 1995. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarters ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended June 30, 1996, are $91,172 more than revenues for the quarter ended June 30, 1995.

Currently sales backlog on Company constructed homes is $2,387,643. Construction on these homes is 69% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increase from 6.2% to 16.2% in the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995. This occurred because older, less profitable inventory was sold in the quarter ended in 1995.

Operating expenses increased by $38,452 for the quarter ended June 30, 1996, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the second quarter of 1996 of $90,580 compared to a net loss of $254,916 for the second quarter of 1995. Management believes the company will sustain another loss for the third quarter of 1996 based on sales activity in new home sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $8,230 in unused development loan commitments available to use in the development of residential properties as of June 30, 1996.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $1,432,050 as of June 30, 1996, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $325,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,923,001 as of June 30, 1996) and funds for operations are expected to be met from the proceeds of home, lot, and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $3,600,000. At June 30, 1996, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Total revenues for the six months ended June 30, 1996, are $259,290 more than for the six months ended June 30, 1995. This can be attributed primarily to an increase in lot sales.

Gross profit percent on home sales increased from 7.1% for the six months ended June 30, 1995, to 11.8% for the six months ended June 30, 1996. Management believes gross profit percent will remain stable for the next six months.

Operating expenses decreased by $12,728 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Management believes operating expenses will remain stable for the six months ending December 31, 1996.

Net loss for the six months ended June 30, 1995, was $186,464 compared with a net loss of $477,921 for the six months ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CROWELL & CO., INC.



August 12, 1996                  By: /s/ Mark L. Gilliam
                                     -----------------------------------
                                         Mark L. Gilliam
                                         Vice President on Behalf of
                                         the registrant and as Chief
                                         Financial Officer