Form 10QSB
period 1996-09-30
CROWELL & CO INC /GA/
filed 1996-11-14
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1996

                          Commission File No. 0-7765

                              Crowell & Co., Inc.
        ---------------------------------------------------------------
       (Exact Name of small business issuer as specified in its charter)

        GEORGIA                                        58-1021933
-------------------------------             -------------------------------
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

The number of shares outstanding of issuer's common equity as of October 31, 1996 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX

                                                                     PAGE NO.
                                                                     --------

PART 1   -   FINANCIAL INFORMATION

             ITEM 1  -   Financial Statements  .......................   4

             ITEM 2  -   Management's Discussion and Analysis.........   8

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

     Condensed Consolidated Balance Sheet
          September 30, 1996

     Condensed Consolidated Statements of Operations and Accumulated Deficit
          Three month and nine month periods ended September 30, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -
          Three month and nine month periods ended September 30, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements

                     Crowell & Co., Inc., and Subsidiaries

                     Condensed Consolidated Balance Sheet
                              September 30, 1996

                                     Assets
Properties held for resale & development
     Homes under construction and for sale                            $ 2,472,564
     Developed residential                                                784,785
     Land held for future development and other                           256,786
                                                                          -------
                                                                        3,514,135
                                                                        ---------

Cash, including escrow funds of $ 9,600                                   294,689
                                                                          -------
Receivables                                                                92,246
                                                                           ------

Property and equipment, net of depreciation                               390,800
                                                                          -------

Other assets                                                               35,454
                                                                           ------
                                                                      $ 4,327,324
                                                                      ===========

                      Liabilities and Stockholders' Equity

Notes payable to banks                                                $ 3,294,757
                                                                      -----------

Accounts payable and accrued expenses                                     360,189
                                                                          -------
Stockholders' equity

     Preferred stock                                                    1,011,899
     Common stock                                                         696,776
     Paid-in capital                                                       33,648
     Accumulated deficit                                               (1,069,945)
                                                                       -----------
                                                                          672,378
                                                                          -------
                                                                      $ 4,327,324
                                                                      ===========

See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

     Condensed Consolidated Statements of Operations and Accumulated Deficit

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                                  ------------                       ------------
                                                               1996           1995                1996           1995
                                                               ----           ----                ----           ----
Revenues
     Home sales                                            $ 2,201,385   $ 1,207,140          $ 5,169,155   $ 4,129,589
     All other revenues                                        249,382       376,117              857,291       770,057
                                                               -------       -------              -------       -------

                                                             2,450,767     1,583,257            6,026,446     4,899,646
                                                             ---------     ---------            ---------     ---------
Cost of revenues
     Homes                                                   2,002,129     1,250,027            4,618,826     3,963,523
     All other costs                                            41,049       131,611              406,789       196,922
                                                                ------       -------              -------       -------

                                                             2,043,178     1,381,638            5,025,615     4,160,445
                                                             ---------     ---------            ---------     ---------

Operating expenses                                             323,665       307,067            1,004,353     1,000,484
                                                               -------       -------            ---------     ---------

Operating income (loss)                                         83,925      (105,448)              (3,522)     (261,283)
                                                                ------      --------               ------      --------

Other income                                                    25,709        47,317               24,352        54,990
                                                                ------        ------               ------        ------

Net financial expense                                           38,757       122,989              184,637       329,773
                                                                ------       -------              -------       -------

     Income (loss) before income taxes                          70,877      (181,120)            (163,807)     (536,066)
                                                                ------      --------             --------      --------

Income tax expense                                                   0             0                    0         5,503
                                                                ------      --------             --------         -----

Income (loss) before discontinued operations                    70,877      (181,120)            (163,807)     (541,569)
                                                                ------     ---------             --------      --------

Discontinued Operations                                         32,941        44,759               81,161       (72,713)
                                                                ------        ------               ------       -------

Income (loss)                                                  103,818      (136,361)             (82,646)     (614,282)
                                                               -------      --------              -------      --------

Accumulated deficit
     Beginning of period                                    (1,173,763)     (761,739)            (987,299)     (283,818)
     End of period                                          (1,069,945)     (898,100)          (1,069,945)     (898,100)
                                                             ---------      --------           ----------      --------

Weighted average common shares outstanding                   2,520,835     2,520,835            2,520,835     2,520,835

Net loss per common share
     Primary earnings per share
     Income (loss) from continuing operations                    $ .02        ($ .08)              ($ .09)       ($ .24)
     Income (loss) from discontinued operations                    .01           .02                  .03          (.03)
                                                                   ---           ---                  ---          ----

                                                                 $ .03        ($ .06)              ($ .06)       ($ .27)

See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                                        ------------                   ------------
                                                                    1996          1995               1996          1995
                                                                    ----          ----               ----          ----

Cash flows from operating activities
     Net income (loss)                                          $  103,818    ($ 136,361)       ($   82,646)  ($  614,282)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Depreciation and amortization                                  20,700        22,899             62,100       103,050
         Net (increase) decrease in inventory,
         receivables, prepaids, payables and accruals              842,640      (113,044)           629,816       903,242
                                                                ----------     ---------         ----------    ----------

     Net cash provided by (used in) operating activities           967,158      (226,506)           609,270       392,010
                                                                ----------     ---------         ----------    ----------

Cash flows from investing activities
     Purchases of property and equipment                           (78,066)       (5,992)          (113,222)      (18,630)
     Receipts on notes                                                   0       215,747                  0       485,630
                                                                ----------     ---------         ----------    ----------

     Net cash provided by (used in) investing activities           (78,066)      209,755           (113,222)      467,000
                                                                -----------    ---------         ----------    ----------
Cash flows from financing activities
     Proceeds from borrowings                                      762,717       826,194          3,718,274     1,960,644
     Payments of borrowings                                     (1,390,961)   (1,001,880)        (4,188,197)   (2,741,689)
                                                                -----------    ---------         ----------    ----------

     Net cash used in financing activities                        (628,244)     (175,686)          (469,923)     (781,045)
                                                                -----------    ---------         ----------    ----------

Net increase (decrease) in cash                                    260,848      (192,437)            26,125        77,965

Cash at beginning of period                                         33,841       500,734            268,564       230,332

Cash at end of period                                           $  294,689     $ 308,297         $  294,689    $  308,297
                                                                ==========     =========         ==========    ==========
Supplemental disclosures
     Income taxes paid                                                   0             0                  0         5,503
     Interest paid, net of amount capitalized                   $   51,229     $ 108,673         $  200,807    $  306,446


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

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

Note 2 - Loss per share

The loss per common share has been computed using the weighted average of the number of shares outstanding during the three and nine month periods ended September 30, 1996 and 1995. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share, the convertible preferred stock is excluded from the computation of the income (loss) per common share assuming full dilution for the quarters ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995.

Item 2.       Management's Discussion and Analysis

Results of Operations for the Quarters ended September 30, 1996 and 1995

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended September 30, 1996, are $867,510 more than revenues for the quarter ended September 30, 1995. This can be attributed to an increase in home sales of $994,245.

Currently sales backlog on Company constructed homes is $1,021,490. Construction on these homes is 53.1% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased in the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995, from (3.6%) to 9.1%.

Operating expenses increased by $16,598 for the quarter ended September 30, 1996, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the third quarter of 1996 of $103,818 compared to a net loss of $136,361 for the third quarter of 1995. Management believes the company will sustain a loss for the fourth quarter of 1996 based on sales activity in new home sales.

Liquidity and Capital Resources

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $620,000 in unused development loan commitments available to use in the development of residential properties as of September 30, 1996.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $600,000 as of September 30, 1996, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $390,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,294,757 as of September 30, 1996) and funds for operations are expected to be met from the proceeds of home, lot, and land sales. Notes maturing in the next twelve months total approximately $2,900,000. At September 30, 1996, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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

Results of Operations for the Nine Month Periods Ended September 30, 1996 and
1995

Total revenues for the nine months ended September 30, 1996, are $1,126,800 more than for the nine months ended September 30, 1995. This can be attributed primarily to an increase in home sales of $1,039,566.

Gross profit percent on home sales increased from 4.0% for the nine months ended September 30, 1995, to 10.6% for the nine months ended September 30, 1996. Management believes gross profit percent will remain at 1996 levels for the next nine months.

Operating expenses increased by $3,869 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Management believes operating expenses will remain stable for the nine months ending June 30, 1997.

Net loss for the nine months ended September 30, 1995, was $614,282 compared with a net loss of $82,646 for the nine months ended September 30, 1996. Increased sales volume and higher gross margins accounted for the difference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Crowell & Co., Inc.

November 12, 1996                             By:  Mark L. Gilliam
                                                  ---------------------------
                                              Mark L. Gilliam
                                                  Vice President on Behalf of
                                                  the registrant and as Chief
                                                  Financial Officer