Form 10KSB40
period 1996-12-31
CROWELL & CO INC /GA/
filed 1997-03-31
CIK 65905

                                                                          Page 1
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission file number:  0-7765
                         ------

                              CROWELL & CO., INC.
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past
90 days.     Yes X   No _____
                ---

Check if there is no disclosure of delinquent filers under Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     X
                                  ---

Issuer's revenues for its most recent fiscal year:  $6,985,400.

The aggregate market value of the voting stock held by non-affiliates is unknown to registrant. Registrant is unaware of any sales or purchases of its stock during the 60 day period ending March 31, 1997.

The number of shares outstanding of issuer's common equity as of March 3, 1997, is 2,520,835.


The Index of Exhibits is on page 37.

                               TABLE OF CONTENTS


                                    PART 1                                PAGE

ITEM  1  Description of Business   .....................................    3

ITEM  2  Description of Properties   ...................................    5

ITEM  3  Legal Proceedings   ...........................................    8

ITEM  4  Submission of Matters to a Vote of Security Holder  ...........    8


                                  PART II

ITEM  5  Market for Common Equity and Related Stockholder Matters  .....    9

ITEM  6  Management's Discussion and Analysis or Plan of Operation   ...    9

ITEM  7  Financial Statements   ........................................   12

ITEM  8  Changes and Disagreements With Accountants on Accounting and
         Financial Disclosure  .........................................   25


                                 PART III

ITEM  9  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act  ............   26

ITEM 10  Executive Compensation   ......................................   27

ITEM 11  Security Ownership of Certain Beneficial Owners and Management    27

ITEM 12  Certain Relationships and Related Transactions   ..............   29

ITEM 13  Exhibits List and Reports on Form 8-K   .......................   30

         Signatures   ..................................................   32

         Index of Exhibits  ............................................   33

                        ITEM 1.  DESCRIPTION OF BUSINESS


   GENERAL
        Crowell & Co., Inc., is a Georgia corporation ("Crowell") which was incorporated in 1968. The offices of Crowell are located at 432 South Belair Road, Augusta, Georgia 30907. The telephone number is (706) 855-1099.

        The principal business of Crowell and its subsidiaries, Keystone Homes, Inc. and Ivey Homes, Inc., (together, the "Company") is home-building and the development of residential properties for resale. Crowell primarily develops residential properties. Additionally, Crowell owns and operates Petersburg Racquet Club, a tennis and swimming facility located in Crowell's largest development. Crowell also provides property appraisal services. Crowell's business plan is to acquire new properties for development in profitable markets based on current and expected demand. Analysis and acquisition of new properties are ongoing. On June 1, 1995, Crowell sold its residential real estate brokerage division to Meybohm Realty, Inc. ("Meybohm"). (See Dispositions of Assets on page 4.) Crowell retained its commercial brokerage division in the sale. Crowell sold its computer division, United Data Systems ("UDS") to Chin Yu on December 16, 1996.

        Crowell acquires and develops land for home-building primarily in Columbia County, Georgia. Columbia County is in east central Georgia and is included in the Augusta Metropolitan Statistical Area ("MSA"). This MSA contains Richmond, Columbia, and McDuffie Counties in Georgia and Aiken and Edgefield Counties in South Carolina. The population of this MSA was approximately 480,000 in 1996. Columbia County had a population of approximately 85,000 in 1996. While Columbia County is primarily a suburban and rural community, the industrial base is growing as local political and business leaders have made intensive efforts to lure new industries. Crowell believes Columbia County is highly desirable for homebuyers for many reasons, including the county's high quality school system and accessibility to employment, shopping, and entertainment.

        The operations of Crowell's Ivey Homes, Inc. ("Ivey") and Keystone Homes, Inc. ("Keystone") subsidiaries were combined during 1996. The consolidated operations will be referred to as Keystone. Keystone (a wholly owned subsidiary of Crowell) builds single family homes on a presold and speculative basis. Keystone builds in all of Crowell's developments and in one of Home Sites, Ltd.'s (a Georgia limited partnership of which Otis L. Crowell, President and Chairman of the Board, and majority shareholder of Crowell, is the general partner) developments. Generally, Keystone does not build outside of Crowell or Home Sites developments. The revenues of Keystone constituted 90% of the total revenues of the Company for the fiscal year ended December 31, 1996.

        Keystone purchases developed lots for home construction from Home Sites, Ltd. ("Home Sites"). For the years ended December 31, 1996 and 1995, such purchases amounted to $79,500 and $292,700, respectively. Crowell also provides management services to Home Sites. For the years ended December 31, 1996 and 1995, management fees earned by the Company amounted to $5,430 and $35,522, respectively.

        Currently, Keystone's home prices (which includes lot costs) range from approximately $90,000 to $200,000. Square footage in these homes ranges from 1,400 to 3,000 square feet. Keystone builds single family detached homes. Keystone uses either concrete slabs or flooring systems in the construction of its homes and exterior materials may be brick or vinyl siding.

        Keystone's backlog at December 31, 1996, was approximately $857,000. Backlog represents the dollar amount of sales pending on signed contracts where Keystone has not completed construction of the homes under contract. Construction was approximately 67% complete on these contracts at December 31, 1996. Management believes all backlog at December 31, 1996, will be completed during 1997.

        All operations of the Company are domestic.

   DISPOSITIONS OF ASSETS

        On June 1, 1995, Crowell sold its residential real estate brokerage division ("Division") to Meybohm. Crowell sold the Division in order to concentrate managerial and financial resources on development and home-building. The sales price of the Division was $100,000 in cash, plus payments based on various percentages of former Crowell agent earnings, listings, and pending sale contracts transferred from Crowell to Meybohm for one year from the date of sale. In addition, the sales price included payments not to exceed $60,000 per year for the right to exclusively market Crowell and related entities' developments for a period of two years. The net book value of the division was approximately $21,000 at the time of the sale. This amount is included as cost in the $79,000 gain on the disposal of the Division. All other payments received under the sales agreement are reflected in the loss from discontinued operations. There was no material relationship between Crowell and Meybohm at the time of the sale. No income tax was generated from the sale of the Division because of the operating loss incurred by Crowell for 1995. Total revenue from the residential brokerage division for the years ended December 31, 1995 and 1994, was $528,473 and $1,760,149, respectively.

        On December 16, 1996 Crowell sold United Data Systems, Inc., ("UDS"), a computer software company that developed software for use in the real estate industry. The sales price of UDS was $200,000 which was received in the form of $80,000 in cash and a note receivable of $120,000 which is secured by all sold and future assets of UDS. The net book value of UDS was approximately $40,000. Therefore, Crowell recognized a gain of approximately $160,000 on the sale. The purchaser of UDS was Chin U. Yu ("Chin"). There was no substantial material relationship between Crowell and Chin at the time of the sale. No income tax was generated from the sale of UDS because of the operating loss incurred by Crowell for 1996. Total revenue for UDS for the years ended December 31, 1996 and 1995 was $421,199 and $562,713, respectively.

   COMPETITION

        The Company competes with other individuals and entities involved in real estate development and residential real estate construction, many of which have greater capital resources than Crowell. Such competitors may have greater diversity in terms of both the types of properties under development and geographic locations of properties, and therefore, are better able to avoid adverse developments in the single family residential development and construction business in the MSA.

        Crowell competes with several other developers in Columbia County. Lot prices are determined by market conditions because Crowell does not have sufficient market share to dictate price. Crowell competes by strategically analyzing housing availability and demand throughout the MSA and acquiring properties based on this analysis.

        Because Keystone is the primary builder in several subdivisions developed by Crowell and Home Sites, Keystone is not subject to the lot acquisition problems that some of its competitors face. Therefore, Keystone is able to concentrate on building efficiencies and customer needs. Keystone's home prices are determined by market conditions and are affected by demand, land acquisition costs, and the cost of labor and materials.

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

   EMPLOYEES

        As of December 31, 1996, the Company and its subsidiaries had approximately 18 employees, 11 of which were full time employees. The Company has one commercial real estate agent and one appraisal agent.

        The Company leases its executive office space from the President of Crowell. The leases are further described in Item 12.



                       ITEM 2.  DESCRIPTION OF PROPERTIES

        At December 31, 1996, the principal properties held by the Company, all of which are located in Columbia County, Georgia, unless otherwise noted, included:

                              Project/
          Mortgage           Subdivision                     Existing                  Mortgage
         Description            Name          Location         Use     Planned Use     Balance
        ------------         -----------     ----------       -------  -----------    ----------
29.72 acres undeveloped land    None          Fury's Ferry Rd  None     Residential    $       *

9.4 acres undeveloped land      None          Fury's Ferry Rd  None      Commercial/           *
                                                                         Shopping Ctr

1.41 acres undeveloped land     None          The Pass Rd      None      Commercial            *

                               Project/
         Mortgage            Subdivision                     Existing                  Mortgage
        Description            Name          Location         Use     Planned Use     Balance
        ------------         -----------     ----------       -------  -----------    ----------
50.57 acres land under          Chaparral     Clark Pointe Rd  None      Residential     224,181
 development

31 developed lots               Chaparral     The Pass Rd                Residential      64,908

28 developed lots               Bakers Ferry  The Pass Rd                Residential           0

12 developed lots               The Boulders  The Pass Rd                Residential       7,000

20.23 acres undeveloped land    None          The Pass Rd      None      Residential           *
 at Petersburg Racquet Club

Petersburg Racquet Club         Petersburg    The Pass Rd      Recreation                541,461
                                Racquet Club                   facility

Homes under construction        Bakers Ferry  The Pass Rd      Sales                   1,062,618
                                                               inventory

Homes under construction        The Boulders  The Pass Rd      Sales                     500,445
                                                               inventory

Homes under construction        Bridlewood    Fury's Ferry Rd  Sales                      98,950
                                                               inventory

Homes under construction        Asbury Hill   Richmond County  Sales                     296,191
                                                               inventory

Homes under construction        Chaparral     Clark Pointe Rd  Sales                     231,187
                                                               inventory

Rental Homes                    None          Various          Sales                      69,828
                                                               inventory              __________

 Total mortgage debt                                                                  $3,566,459
                                                                                     ===========

______________
* Aggregate mortgage debt was $469,690 at December 31, 1996.

        The Company holds title on the above properties in fee simple. All land is properly zoned for its listed potential use. Management believes that Crowell and Keystone are in compliance with all wetlands, setback, and zoning regulations. Management believes that all properties are adequately insured.

        The interest expense for the year ended December 31, 1996, on the mortgage debt was $324,005 (including capitalized interest). A similar payment for 1997 can be expected although the amount will vary depending on several factors including lot sales and interest rate changes. The principal outstanding is reduced by a certain agreed-upon amount as each property is sold in order for the lender to release its secured interest in the property being sold. The interest rates on the mortgages range from 8.5% to 10.0%.
   The development loans are renewed on an annual basis. The mortgage on Petersburg Racquet Club is amortized monthly and will be fully amortized in 2009. (For additional information on the Company's mortgage debt, see Item
   6. Management's Discussion and Analysis or Plan of Operation.)

        The Company's investment in different types of real estate is not restricted except where restricted by the Company's ability to obtain financing. See Item 1 for a description of the Company's real estate development activities.

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

        Investment Policies. The Company's primary objective with regard to real estate is to acquire raw land in the Augusta, Georgia area for the purpose of developing the land into separate homesites and home-building, which homes are built on a presold or speculative basis. (See Description of Properties.) However, future development or investment activities may not be limited to this specific geographic area or to residential real estate. The Company's policy is to develop or acquire raw land or developed residential lots where management believes that opportunities exist for acceptable investment returns. The Company may expand or develop existing properties or sell such properties in whole or in part as determined by management.

        The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. The Company's equity investments in such properties may be subject to existing mortgage financing and other indebtedness which would have priority over the equity of the Company. The Company may issue securities to persons in exchange for properties. The Company also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, although it has not done so in the past several years. The Company may acquire all or substantially all of the securities or assets of other entities where such investments would be consistent with the Company's investment policies.

        Financing Policies. The Company uses internally generated and borrowed funds to purchase real estate. In reaching such financing decisions, management considers traditional conventional mortgage debt-to-asset ratios. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties, any of which indebtedness may be unsecured or may be secured by any or all of the assets of the Company and may have full or limited recourse to all or any portion of the assets of the Company. The Company has not established any limit on the number of mortgages that may be placed on any single property or on its portfolio as a whole, but mortgage financing instruments usually limit additional indebtedness on such properties. To the extent that the Board of Directors of the Company determines to sell additional capital, the Company may raise such capital through equity offerings, debt financings or any other method.

        Policies with Respect to Other Activities. The Company has authority to offer and sell shares of its capital stock or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future, although it has no present intention of offering or selling any securities or repurchasing any of the shares of Crowell Common Stock. The Company has no material outstanding loans to other entities or persons, including officers and directors. The Company may in the future make loans to joint ventures in which it participates in order to meet working capital needs of the venture. The Company has not engaged and does not intend to engage in the future in trading, underwriting or agency distribution or sale of securities of other issuers. Additionally, the Company has not invested in the securities of other issuers for the purpose of exercising control in the past three years; however, the Company may make such investments in the future. The Company intends to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940.



                           ITEM 3.  LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings except routine litigation that is incidental to its business.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                                                                          Page 9
                                    PART II

                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

        There is no public trading market for the securities of Crowell. As of December 31, 1996, there were approximately 740 holders of record of Crowell's Common Stock, without par value. No dividends have been paid on Crowell's Common Stock for more than two years and it is anticipated that Crowell will not pay dividends in the foreseeable future.

        Crowell did not issue or sell any shares of Common Stock during 1996 that were not registered under the Securities Act of 1933, as amended.



                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

   OVERVIEW

        The primary objective of the Company's management is to maximize shareholder wealth. The Company attempts to accomplish this objective by increasing total revenues and controlling expenses. Management believes that existing corporate structure is adequate to support increased sales. In addition, management believes revenues can be increased most rapidly by increasing home-building efforts.

        The statements in this report regarding future sales, expenses, and other items relating to the future of the Company constitute Forward Looking Statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the Company's expectations as a result of a number of factors, including the national and local economy, market conditions, competition, real estate demand, availability of financing, interest rates, and weather conditions.

   RESULTS OF OPERATION

        Management continually monitors inventory levels in relation to customer
   demand in order to build the needed number of homes.   Management believes
   that housing inventory needs are dynamic and that a specific inventory level must be matched with anticipated consumer demand. Therefore, there is no specific amount of inventory which will always be the optimum.

        Home sales decreased by $155,759, or 2.5%, and commercial brokerage commissions increased by $68,905, or 50.2% for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The slight decrease in home sales primarily resulted from selling fewer homes in 1996 than in 1995. The increase in commercial brokerage commissions resulted from the brokerage of more property sales in 1996.

        Gross profit percent on home sales increased to 9% in 1996 from 5% in 1995. The increase in gross profit percentage on home sales resulted primarily from lower lot acquisition costs in 1996 as compared to 1995.

        Gross profit percent on commercial brokerage commissions increased from 30% in 1995 to 31% in 1996.

        Gross profit on lot sales increased from 36% in 1995 to 49% in 1996. The increase in gross profit percentage on lot sales resulted primarily from lower lot costs in 1996 as compared to 1995.

        Salaries decreased in 1996 as compared to 1995 by $5,143, or 1%, because of employee attrition. Management believes salary expense will be less in 1996 than in 1997 because of the loss of several employees during 1996. The Company does not plan to replace employees lost through attrition.

        Depreciation expense decreased by $10,920 or 17% in 1996 as compared to 1995 because several assets have been fully depreciated. Management believes depreciation expense will increase in 1997 based on projected increased depreciation caused by additions at Petersburg Racquet Club ("PRC").

        Taxes and licenses decreased by $29,951, or 46%, in 1996 as compared to 1995. The decrease in taxes and licenses resulted primarily from the decrease in properties held in 1996 as compared to 1995 and a timing difference in recording property taxes expensed.

        Building occupancy decreased by $1,685 in 1996 as compared to 1995.

        Office expense decreased in 1996 by $31,735 or 23% as compared to 1995. The decrease in office expenses in 1996 as compared to 1995 resulted primarily from the decrease in the number of employees and the decrease in number of Company operations.

        Advertising and promotion decreased by $1,982, or 10%, in 1996 as compared to 1995.

        Legal and accounting expenses decreased by $17,155, or 40%, in 1996 as compared to 1995. The decrease in legal and accounting fees resulted primarily from the reduction in audit fees and smaller use of attorneys in 1996 as compared to 1995.

        Communications expenses decreased by $1,281, or 6%, in 1996 as compared to 1995 because of lower long distance rates.

        Overall operating expenses decreased by $99,852 for 1996 as compared to 1995. The overall decreases in 1996 as compared to 1995 resulted primarily from decreases in taxes and licenses, office expenses, and legal and accounting expenses.

        Interest income decreased by $44,768 in 1996 as compared to 1995 because a note receivable in the amount of approximately $260,000 was collected in 1995.

        Interest expense from continuing operations decreased by $151,639 in 1996 as compared to 1995 because of the decrease in housing inventory carried throughout the year.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company expects to sell land it presently owns to meet liquidity needs as it has done in the past. Together with revenues from other sources, such sales would be expected to generate sufficient cash to meet the Company's liquidity requirements. At

   December 31, 1996, available cash and proceeds from land, lot, and home sales were expected to be sufficient to meet the Company's requirements until spring of 1996 when home sales typically improve and provide cash for operations.

        The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

        Current and future liquidity needs are expected to be met by use of the proceeds from lot and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by the improved lots held for resale. (See Item
   2. Description of Properties.) The interest rates on the development loans are the prime rates of the lenders (8.0% in December 1996) plus 1.0 to 1.5%. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The existing loans terminate in the years ending December 31, 1997 and 1998, at which time all principal and accrued interest are payable. There are no penalties for prepayment. Management expects to renew the development loans at that time.

        Residential home construction costs are financed through the use of additional commitments using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90 to 95% of the costs of the home, secured by the lot and improvements, at rates of 9.25% to 9.75% as of December 31, 1996. These loans are paid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

        In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia savings and loan institution for a currently outstanding amount of approximately $541,461 at a rate of one percent over the institution's base lending rate (8.5% at December 31, 1996).

        Financing arrangements for long-term needs have not been made because such arrangements in the land development business are generally made on a project-by-project basis. Debt service on existing loans (loan balances totaled $3,566,459 as of December 31, 1996) and funds for operations are expected to be met from the proceeds of lot sales, land sales, home sales and real estate brokerage commissions. Notes maturing in 1997 total $2,483,111. The Company historically has renewed these notes annually although there are no assurances that such loans will be renewed by the financial institution. The notes will eventually be repaid from proceeds of land, lot, and home sales. (See Item 7. Financial Statements for additional details regarding notes payable.)

        The Company's financial condition at December 31, 1996, is substantially equivalent to that of December 31, 1995. Stockholders' equity as of December 31, 1995, was $755,024 as compared to $741,869 at December 31, 1996.

        Properties held for resale decreased from $3,929,197 at December 31, 1995 to $3,493,117 at December 31, 1996, a decrease of $436,080, or 11%, which reflects the decrease in inventory to adjust to decreased sales. Properties held for resale will increase and decrease as management determines and builds the level of inventory needed to satisfy customer demand.

        Cash decreased by $206,070, or 77%, at December 31, 1966, from December 31, 1995. (See Item 7 Financial Statements - Consolidated Statements of Cash Flows.)

        Receivables increased from $127,076 at December 31, 1995, to $161,907 at December 31, 1996, an increase of $34,831, or 27%, because of the addition of a note receivable in connection with the sale of UDS.

        Other assets decreased from $53,516 at December 31, 1995, to $43,332 at December 31, 1996, a decrease of $10,184, or 19%.

        Notes payable decreased from $3,808,908 at December 31, 1995, to $3,566,459 at December 31, 1996, a decrease of $242,449, or 6%, because of a decrease in inventory levels. Notes payable will increase and decrease in direct proportion to the level of housing inventory maintained by the Company.

        Accounts payable and accrued liabilities decreased from $198,327 at December 31, 1995, to $71,544 at December 31, 1996, a decrease of $126,783 or 64%, because proceeds from home sales and collections on asset sales were used to pay liabilities.

        The Company has net operating loss carryforwards available of approximately $2,060,000 to offset against future federal taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $800,000. This amount is not reflected in the financial statements.

   IMPACT OF INFLATION

      Although inflationary pressures were moderate in 1996 and 1995, the Company continues to seek ways to reduce the impact of inflation. To the extent permitted by competition, the Company passes increased costs on to customers by increasing sales prices of residential lots and homes.

   SEASONALITY

        The Company typically sells more homes during the second and third quarters of the year than during the remainder of the year.



                         ITEM 7.  FINANCIAL STATEMENTS

   The following consolidated financial statements of Crowell & Co., Inc., and subsidiaries are included herein:

    Report of Independent Certified Public Accountants
    Consolidated Balance Sheets - December 31, 1996 and 1995
    Consolidated Statements of Operations - Years ended December 31, 1996 and
        1995
    Consolidated Statements of Changes in Stockholders' Equity - Years ended
        December 31, 1996 and 1995
    Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
        1995
    Notes to Consolidated Financial Statements - Years ended December 31, 1996 and 1995

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   To the Board of Directors
   Crowell & Co., Inc., and Subsidiaries
   Augusta, Georgia

        We have audited the accompanying consolidated balance sheets of Crowell & Co., Inc., and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowell & Co., Inc., and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


   CHERRY, BEKAERT & HOLLAND, L. L. P.


   Augusta, Georgia
   March 21, 1997

                     CROWELL & CO., INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------

   PROPERTIES HELD FOR RESALE
    Homes under construction and for sale                $2,276,944  $2,445,971
    Developed residential land                            1,016,939   1,103,676
    Land held for future development                        199,234     379,550
                                                         ----------  ----------
                                                          3,493,117   3,929,197
                                                         ----------  ----------

   CASH, including escrow funds of $6,434 and $25,689
    in 1996 and 1995, respectively                           62,494     268,564
                                                         ----------  ----------


   RECEIVABLES
    Notes                                                   126,316      30,766
    Accounts and other                                       35,591      96,310
                                                         ----------  ----------
                                                            161,907     127,076
                                                         ----------  ----------


   PROPERTY AND EQUIPMENT
    Rental homes                                             90,000     124,000
     Petersburg Racquet Club                              1,059,993     706,547
     Computer equipment and software                              0     153,269
     Furniture, fixtures and equipment                      146,903     206,268
                                                         ----------  ----------
                                                          1,296,896   1,190,084
    Less accumulated depreciation                           677,874     806,178
                                                         ----------  ----------
                                                            619,022     383,906
                                                         ----------  ----------

   OTHER ASSETS                                              43,332      53,516
                                                         ----------  ----------

                                                         $4,379,872  $4,762,259
                                                         ==========  ==========


See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                        ----------------------
                                                          1996        1995
                                                        ----------  ----------
   NOTES PAYABLE TO BANKS                              $3,566,459   $3,808,908
                                                       ----------   ----------

   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
   Accounts payable                                        21,155       78,083
   Accrued expenses                                        42,905       89,874
   Customer deposits                                        7,484       30,370
                                                       ----------   ----------
                                                           71,544      198,327
                                                       ----------   ----------
    TOTAL LIABILITIES                                   3,638,003    4,007,235
                                                       ----------   ----------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Capital stock:
    Preferred, voting and non-participating,
      without par value; 10,000,000 shares
      authorized, 1,011,899 designated to
      Series A and Series B
    Series A preferred, 8% cumulative, stated
      value $1 per share; callable at $1 per
      share plus accumulated dividends,
      convertible into common stock at the rate
      of 1 share for 4 preferred shares;
      authorized 2,000,000 shares; issued and
      outstanding 525,000 shares; accumulated
      dividends $105,000 ($0.20 per share)                525,000      525,000
    Series B preferred, 8% cumulative, stated value
      $1 per share; callable at $1 per share plus
      accumulated dividends, convertible into common
      stock at the rate of 1 share for 4 preferred
      shares; authorized 486,899 shares; issued and
      outstanding 486,899 shares; accumulated dividends
      $116,856 ($0.24 per share)                          486,899      486,899
    Common, without par value; 50,000,000 shares
      authorized; 2,520,835 shares issued and
      outstanding  at December 31, 1996 and 1995.         696,774      696,776
Additional paid-in capital  Preferred stock - Series A     33,648       33,648
Accumulated deficit                                    (1,000,452)    (987,299)
                                                       ----------   ----------
  TOTAL STOCKHOLDERS' EQUITY                              741,869      755,024
                                                       ----------   ----------
                                                       $4,379,872   $4,762,259
                                                       ==========   ==========

                     CROWELL & CO., INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year ended December 31,
                                                       -------------------------
                                                           1996         1995
                                                       ------------  -----------
   REVENUES
    Home sales                                          $6,253,268   $6,409,027
    Brokerage commissions                                  206,255      137,350
    Other income                                           270,977      277,344
    Lot sales                                              254,900       71,600
                                                        ----------   ----------
                                                         6,985,400    6,895,321
                                                        ----------   ----------
   COST OF REVENUES
    Homes                                                5,721,184    6,073,514
    Agent commissions                                      142,395       95,778
    Other                                                   31,617       37,477
    Lots                                                   129,408       45,700
                                                        ----------   ----------
                                                         6,024,604    6,252,469
                                                        ----------   ----------
   OPERATING EXPENSES
    Salaries                                               597,184      602,327
    Depreciation                                            54,388       65,308
    Taxes and license                                       35,836       65,787
    Building occupancy                                     105,530      107,215
    Advertising and promotion                               17,798       19,780
    Office expense                                         105,223      136,958
    Legal and accounting                                    25,992       43,147
    Communications                                          19,488       20,769
                                                        ----------   ----------
                                                           961,439    1,061,291
                                                        ----------   ----------

        OPERATING LOSS                                        (643)    (418,439)
                                                        ----------   ----------

   FINANCIAL INCOME (EXPENSE)
    Interest income                                            941       45,709
    Interest expense                                      (246,370)    (398,009)
                                                        ----------   ----------
                                                          (245,429)    (352,300)
                                                        ----------   ----------

    LOSS FROM CONTINUING OPERATIONS                       (246,072)    (770,739)
                                                        ----------   ----------

   DISCONTINUED OPERATIONS
    Income (loss) from residential brokerage division      69,686       (76,450)
    Gain on disposal of residential brokerage division           0       79,000
    Income from computer division                            3,306       64,709
    Gain on disposal of computer division                  159,927            0
                                                        ----------   ----------
                                                           232,919       67,259
                                                        ----------   ----------

    NET LOSS                                               (13,153)    (703,480)
                                                        ==========   ==========

   EARNINGS PER COMMON SHARE:
    Weighted average number of common shares
     outstanding                                         2,520,835    2,520,835
    Primary earnings per share
     Loss from continuing operations                    $    ( .13)  $     (.34)
     Income from discontinued operations                       .09          .03
                                                        ----------   ----------

    NET LOSS PER COMMON SHARE                           $     (.04)  $     (.31)
                                                        ==========   ==========


   See notes to consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                              Additional
                                            Capital Stock Issued                Paid-In
                                            --------------------                Capital
                                 Preferred       Preferred                     Preferred    Accumulated
                                 Series A         Series B          Common      Series A      Deficit
                                 ---------  --------------------  ----------  -----------  --------------
   BALANCE, DECEMBER 31, 1994     $525,000              $486,899   $696,776       $33,648    $  (283,819)

   Net loss                              -                     -          -             -       (703,480)
                                 ---------  --------------------   --------   -----------    -----------

   BALANCE, DECEMBER 31, 1995     $525,000              $486,899   $696,776       $33,648    $  (987,299)


   Purchase of Stock                     -                     -         (2)            -              -
   Net loss                              -                     -          -             -        (13,153)
                                 ---------  --------------------   --------   -----------    -----------

   BALANCE, DECEMBER 31, 1996     $525,000              $486,899   $696,774       $33,648    $(1,000,452)



See notes to consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years ended December 31,
                                                      --------------------------
                                                          1996          1995
                                                      ------------  ------------
   CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $   (13,153)  $  (703,480)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                        54,388        74,526
      (Gain) loss on disposal of assets                  (159,927)       45,065
      Changes in assets and liabilities:
      (Increase) decrease in:
        Properties held for resale                        436,080     1,743,951
        Accounts and other receivables                     60,719       (20,022)
        Home sale notes receivable                         24,450        53,301
        Other assets                                       10,184       122,109
      Increase (decrease) in
        Accounts payable                                  (56,928)        5,111
        Accrued expenses                                  (46,969)      (36,501)
        Customer deposits                                 (22,886)      (74,656)
                                                      -----------   -----------
         NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                      285,958     1,209,404
                                                      -----------   -----------

   CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets                           80,000       100,000
    Purchase of property and equipment                   (329,579)      (17,265)
    Collections on notes receivable                             0       452,222
                                                      -----------   -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES       (249,579)      534,957
                                                      -----------   -----------

   CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank loans                            4,679,657     4,294,615
    Payments of bank loans and other debt              (4,922,106)   (6,000,744)
                                                      -----------   -----------
      NET CASH USED IN FINANCING ACTIVITIES              (242,449)   (1,706,129)
                                                      -----------   -----------

   NET INCREASE (DECREASE) IN CASH                       (206,070)       38,232

   CASH AT BEGINNING OF YEAR                              268,564       230,332
                                                      -----------   -----------

   CASH AT END OF YEAR                                $    62,494   $   268,564
                                                      ===========   ===========

   SUPPLEMENTARY DISCLOSURES

    Interest paid (net of amount capitalized)         $   262,853   $   384,119
    Income taxes paid                                           0         5,503
    Note receivable from disposal of assets               120,000             0


   See notes to consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


   NOTE 1 - DESCRIPTION OF BUSINESS

        The principal operations of Crowell & Co., Inc., and its subsidiaries (the "Company") are development of residential properties for resale, home-building, and providing commercial real estate brokerage services. The Company acts as a general contractor on all development and home-building.

        Crowell & Co., Inc. ("Crowell"), the parent company, primarily develops residential properties in the Augusta, Georgia, metropolitan statistical area. Additionally Crowell owns and operates Petersburg Racquet Club, a tennis and pool facility located in Crowell's largest development. Crowell also provides property appraisal services and commercial real estate brokerage services.

        Ivey Homes, Inc. ("Ivey"), and Keystone Homes, Inc. ("Keystone"), both wholly owned subsidiaries of Crowell, build single-family and multi-family homes on a presold and speculative basis in the Augusta, Georgia, metropolitan statistical area. The operations of Ivey and Keystone were combined in 1996.

        The Company incurred losses from continuing operations of $246,072 and $770,739 in 1996 and 1995, respectively. The Company sold two of its divisions during 1996 and 1995, and management has initiated other internal changes which management believes will help return the Company to profitability. However, the real estate market in the Augusta area is subject to fluctuations beyond the Company's control. As discussed in Note 5, the Company also has additional borrowing capacity under its financing arrangements.

        All operations of Crowell and its subsidiaries are domestic.


   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

   LOSS PER SHARE

        The loss per common share is computed using the weighted average of the number of shares outstanding during the years ended December 31, 1996 and 1995. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share, the convertible preferred stock is excluded from the computation of the loss per common share assuming full dilution. The preferred dividend accrued is subtracted from the net loss for the purposes of computing the loss per common share regardless of whether the preferred dividend is paid.

   RECEIVABLES

        The Company uses the allowance method for recording bad debt. At December 31, 1996 and 1995, an allowance for collectible receivables was not considered necessary.

   PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Maintenance and repairs are charged to expense. Improvements that significantly increase the lives of assets are capitalized and depreciated or amortized over their estimated useful lives. Gains or losses on disposals are credited or charged to operations.

   DEPRECIATION

        Depreciation of property and equipment is computed on the straight-line and declining-balance methods for both financial reporting and income tax purposes.

   PROPERTIES HELD FOR RESALE

        Properties held for resale are stated at the lower of cost or market using the specific identification method. Certain property purchases and sales are treated as cash transactions for the statements of cash flows.

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

   RECLASSIFICATIONS

        Certain 1995 amounts have been reclassified to conform with the financial statement presentation used in 1996. These reclassifications had no effect on net income.

NOTE 3- NOTES RECEIVABLE

                                                                 December 31,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
    Note receivable from an individual due in
     quarterly installments with interest at 8.8%,
     secured by all assets of UDS.  (See Note 9)              $120,000   $     -
    Various second mortgage notes receivable on
     homes sold by Ivey at interest rates of 9.0%
     to 11.0%, due at various dates through 1997.             $  6,315   $30,766
                                                              --------  --------

                                                              $126,315   $30,766
                                                              ========  ========

        In the opinion of management, the fair value of the above financial instruments does not materially differ from the face value.


   NOTE 4 - COMMITMENTS AND CONTINGENCIES

        The Company leases its office space from the majority stockholder. On June 1, 1989, the Company entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company pay all property taxes, insurance and maintenance plus an annual rental. The total minimum rental commitment at December 31, 1996, under these leases is $1,837,200, which is due as follows:

  Year ending December 31,
 ------------------------
           1997                           $  127,200
           1998                              127,200
           1999                              130,800
           2000                              133,200
           2001                              135,600
        Thereafter                         1,183,200
                                          ----------
                                          $1,837,200
                                          ==========

        The total rental expense for these leases included in the consolidated statements of income for the years ended December 31, 1996 and 1995, was $122,400 and $120,000, respectively.

NOTE 5 - NOTES PAYABLE

                                                              December 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------  ----------
   To banks
    Secured by residential properties held for resale,
     maturing at various dates through 1998, at interest
     rates from prime plus 1.0% to 1.5% (8.5% to 10.0% at
     December 31, 1996 and 1995).                         $2,955,170  $3,345,402
    Secured by Petersburg Racquet Club property, maturing
     2009, at an interest rate of  8.5% and 7.5% at
     December 31, 1996 and 1995, respectively.               541,461     330,082
    Secured by single-family homes held for resale and
     rental, maturing at various dates through 1998, at
     interest rates of 9.0% to 11.0%.                         69,828     133,424
                                                          ----------  ----------

                                                          $3,566,459  $3,808,908
                                                          ==========  ==========

        In the opinion of management, the fair value of the above financial instruments does not materially differ from the face value.

        Under provisions of financing arrangements outstanding at December 31, 1996, the Company has unused commitments for financing of approximately $940,000. These additional amounts are available upon request and approval of development progress and are subject to the same terms and obligations as those existing on December 31, 1996. The majority stockholder has personally guaranteed all bank loans. In addition, the president of Ivey has personally guaranteed all of Ivey's bank loans, which amounts to additional guarantees of $1,667,674 as of December 31, 1996. The president of Keystone has personally guaranteed all of Keystone's bank loans which amounts to additional guarantees of $591,544.

   Maturities of debt are as follows:

  Year ending December 31,
  ------------------------
           1997                           $2,483,111
           1998                              596,256
           1999                               34,883
           2000                               37,967
           2001                               41,323
        Thereafter                           372,919
                                          ----------
                                          $3,566,459
                                          ==========

        Capitalized interest (see Note 2) was approximately $78,000 and $58,000 for the years ended December 31, 1996 and 1995, respectively. All other interest incurred was recognized as financial expense in the consolidated statements of income.

   NOTE 6 - INCOME TAX MATTERS

        For the years ended December 31, 1996 and 1995, Crowell filed consolidated income tax returns with its subsidiaries Ivey and Keystone.

        For the years ended December 31, 1996 and 1995, no income tax provision was made because of the net losses the Company incurred.

        As of December 31, 1996, and for the year then ended, the Company had no significant temporary or permanent differences to report. For the year ended December 31, 1995, the Company collected the remainder of a note receivable recorded on the cash basis for income tax purposes in the amount of approximately $260,000. No income tax was incurred by the collection because of the net loss incurred by the Company.

        The Company adopted SFAS No. 109 as of January 1, 1995. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The adoption of SFAS No. 109 had no significant effect on income for the year ended December 31, 1995.

        Deferred tax assets and liabilities at December 31, 1996 and 1995, consist of the following:

                                                      Years ended December 31,
                                                         ---------------------
                                                           1996         1995
                                                         --------     --------
   Deferred tax assets
    Federal and state net operating loss
     carryforwards                                      $ 800,000     $ 800,000
    Less valuation allowance                             (800,000)     (800,000)
                                                        ---------     ---------
   Net deferred tax asset                               $       -     $       -
                                                        =========     =========

        Remaining net operating loss carryforwards of $2,058,248 expire in varying amounts between December 31, 2002, and December 31, 2011, and are subject to Internal Revenue Code Section 382 limitations relating to a corporation's ability to use net operating loss carryforwards subsequent to a change in ownership. An expiration schedule is as follows:

   Year ending December 31
   -----------------------
            2002                   $  320,346
            2003                      597,531
            2004                      154,945
            2005                      294,482
            2010                      683,502
            2011                        7,442
                                   ----------
                                   $2,058,248
                                   ==========

   NOTE 7 - INDUSTRY SEGMENT DATA

        The Company conducts its operations in the principal industries of real estate development and home-building.

        The real estate development segment consists principally of the development of residential properties for resale and construction of single-family and multi-family housing. In addition, the real estate development segment operates a tennis and pool facility.

        The real estate brokerage segment consists of commission revenue and related expenses for primarily commercial real estate sales.

        Any significant intersegment revenues for the periods presented have been eliminated. Various industry segment data is as follows:


                                            Year ended December 31,
                                               1996         1995
                                           ------------  -----------
   Net sales
    Real estate development                 $6,779,145   $6,757,971
    Real estate brokerage                      206,255      137,350
                                            ----------   ----------
      Net sales                             $6,985,400   $6,895,321
                                            ==========   ==========

   Operating income (loss)
    Real estate development                 $  (36,946)  $ (422,838)
    Real estate brokerage                       36,303        4,399
                                            ----------   ----------
      Operating income (loss)               $     (643)  $ (418,439)
                                            ==========   ==========

   Capital expenditures
    Real estate development                 $  324,215   $    5,741
    Real estate brokerage                            -            -
                                            ----------   ----------
      Net capital expenditures              $  324,215   $    5,741
                                            ==========   ==========

   Depreciation and amortization
    Real estate development                 $   54,388   $   65,308
    Real estate brokerage                            -            -
                                            ----------   ----------
      Net depreciation and amortization     $   54,388   $   65,308
                                            ==========   ==========

   Assets employed
    Real estate development                 $4,379,872   $4,661,515
    Real estate brokerage                            -            -
                                            ----------   ----------
                                            $4,379,872   $4,661,515
                                            ==========   ==========


   NOTE 8 - RELATED PARTY TRANSACTIONS

        Keystone purchases developed lots for home construction from Home Sites, Ltd. ("Home Sites"), an entity related by common control. For the years ended December 31, 1996 and 1995, such purchases amounted to $79,500 and $292,700, respectively. Crowell also provides management services to Home Sites. For the years ended December 31, 1996 and 1995, management fees earned by the Company amounted to $5,430 and $35,522, respectively.

        An officer of the company also received real estate commissions on Home Sites property sold by Crowell in the amount of $34,457 for the year ended December 31, 1995.


   NOTE 9 - DISCONTINUED OPERATIONS

        On June 1, 1995, Crowell sold its residential real estate brokerage division ("Division") to Meybohm Realty, Inc. ("Meybohm), another real estate brokerage firm located in the Augusta area, with an effective closing date of June 1, 1995. The sales price of the Division was $100,000 in cash, plus payments based on various percentages of former Crowell agent earnings, listings, and pending sale contracts transferred from Crowell to Meybohm for one year from the date of sale. In addition, the sales price included payments not to exceed $60,000 per year for the right to exclusively market Crowell and related entities' developments for a period of two years. The net book value of the division was approximately $21,000 at the time of the sale. This amount is included as cost in the $79,000 gain on the disposal of the Division. All other payments received under the sales agreement are reflected in the loss from discontinued operations. There was no material relationship between Crowell and Meybohm at the time of the sale. No income tax was incurred from the sale of the Division because of the operating loss incurred by Crowell for 1995. Total revenue from the residential brokerage division for the year ended December 31, 1995, was $528,473.

        On December 16, 1996 Crowell sold United Data Systems, Inc., ("UDS"), a computer software company. The sales price of UDS was $200,000 which was received in the form of $80,000 in cash and a note receivable of $120,000 which is secured by all sold and future assets of UDS. The net book value of UDS was approximately $40,000. Therefore, a gain of approximately $160,000 was recognized on the sale. The purchaser of UDS was Chin U. Yu ("Chin"). There was no material relationship between Crowell and Chin at the time of the sale. No income tax was incurred from the sale of UDS because of the operating loss incurred by Crowell for 1996. Total revenue for UDS for the years ended December 31, 1996 and 1995 was $421,199 and $562,713, respectively.



            ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Within the two year period ended December 31, 1996, there have been no changes in independent certified public accountants or disagreements with accountants on matters of accounting or financial disclosure.

                                    PART III


               ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                              AND CONTROL PERSONS

        Set forth below is certain information as of March 3, 1997, about each of the directors and executive officers of Crowell.

      Name                  Age   Office
     ------                 ---   ------

   Otis L. Crowell           62   Director, President and Chairman of the
                                  Board

   O. Lamar Crowell, Jr.     30   Director and Vice President

   Mark L. Gilliam           35   Director, Vice President, Secretary and Chief
                                  Financial  Officer

        Mr. Crowell has served as President and as a Director of Crowell or its predecessor since 1969, and Chairman of the Board of Crowell since March 1988.

        Mr. Crowell, Jr., has served as Vice President and as a Director of Crowell since July, 1996. Mr. Crowell, Jr., has served as President of Keystone Homes since April 1995. For five years prior to his appointment as President of Keystone, Mr. Crowell served as a manager with Crowell and Ivey.

        Mr. Gilliam has served as Vice President, Secretary and Chief Financial Officer of Crowell since October 1992. From December 1987 to October 1992, Mr. Gilliam practiced public accounting with the firms of Cherry, Bekaert & Holland and Cleveland, Anderson & Company for three and two years, respectively.

        The term of each officer and director is for one year and expires on the third Wednesday in June; however, the term of each officer and director continues until his successor is elected and qualified. There is no agreement or understanding between any officer and director and any other person pursuant to which any officer or director was selected as an officer or director. Mr. Crowell, Jr., is the son of Mr. Crowell.

   COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require Crowell's executive officers and directors and persons who own more than 10% of Crowell's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of Crowell's Common Stock are required by SEC regulation to furnish Crowell with copies of all
   Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, Crowell believes that during the fiscal year ended

   December 31, 1996, Crowell's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.



                        ITEM 10. EXECUTIVE COMPENSATION

   COMPENSATION SUMMARY

        The following table summarizes by category, for the fiscal years ended December 31, 1996, 1995, and 1994, the total compensation paid to the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonus for the fiscal year ended December 31, 1996, in an amount in excess of $100,000:

           Name and              Year Ended
      Principal Position        December 31,   Salary
     --------------------      -------------- --------
     Otis L. Crowell              1996        $120,000
     President and                1995         120,000
     Chief Executive Officer      1994         120,000

        The directors of the Company are not compensated for services rendered in such capacities.



               ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                               OWNERS AND MANAGEMENT

        The following table sets forth, as of February 29, 1997, information with respect to the beneficial ownership of shares of Common and Preferred Stock of the Company by each person known to be the beneficial owner of more than 5% of the outstanding shares of Common and Preferred stock and the holdings of directors and executive officers individually and as a group. Beneficial ownership as reported in the table has been determined in accordance with Securities Exchange Commission ("SEC") regulations and includes shares of Common Stock which may be acquired within 60 days upon the exercise of outstanding stock options and the conversion of shares of Preferred Stock of the Company. The named persons have sole voting and investment power with regard to the shares shown as owned by such persons. Pursuant to SEC regulations, all shares not currently outstanding which are subject to options or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Class" held by the holder thereof but are not deemed to be outstanding for the purpose of computing the "Percent of Class" held by any other shareholder of the Company.



                                Common Stock       Series A Preferred   Series B Preferred        Combined Voting
                                Beneficially       Stock Beneficially   Stock Beneficially       Power (Common and
                               Owned (Percent        Owned (Percent       Owned (Percent        Preferred Considered
     Name and Address          of Class)/(1)/        of Class)/(2)/        of Class)/(3)/       as a Single Class)/(4)/
---------------------------  ------------------  --------------------  ----------------------  --------------------------
   Florice Clark/(5)/                   121,725                   -                 486,899                         4.4%
    3554 Old Ferry Road                    (4.6%)                                      (100%)
    Martinez, GA  30907

   Otis L. Crowell*/(5)/              1,876,622              87,500                       -                        67.7%
    3750 Evans to Locks Road              (73.8%)             (16.7%)
    Augusta, GA  30907

   Mark L. Gilliam*                       1,250                   -                       -                           +
    3696 El Cordero Road                      +
    Martinez, GA  30907

   Robert M. Hunter/(5)/                 70,000             280,000                       -                         2.5%
    3801 High Hampton Drive                (2.7%)             (53.3%)
    Martinez, GA  30907

   Dennis Stanfield                     161,436                   -                       -                         5.8%
    P.O. Box 4501                          (6.0%)
    Martinez, GA  30907

   Robert M. Hunter, Jr.                 13,125              52,500                       -                           +
    3 Beech Lane                              +               (10.0%)
    Morristown, NJ  07960

   Beverly H. Taylor                     13,125              52,500                       -                           +
    688 Woodhall Abbey Court                  +               (10.0%)
    Martinez, GA  30907

   Ben W. Hunter                         13,125              52,500                       -                           +
    3109 West Road                            +               (10.0%)
    Martinez, GA 30907

   All executive officers             1,877,872                   -                       -                        68.7%
    and directors as a group              (73.4%)
    (3 persons)


   + Less than 1.0%
   * Executive officer or director

   (1) Based on 2,520,835 shares of Common Stock outstanding on February 29,
       1996.

   (2) Based on 525,000 shares of Series A Preferred Stock outstanding on February 29, 1996. Holders of the Series A Preferred Stock vote on the basis of one vote for each four shares of Series A Preferred Stock held with holders of Common Stock and holders of Series B Preferred Stock, all voting as a single class. The Series A Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

   (3) Based on 486,899 shares of Series B Preferred Stock outstanding on February 29, 1996. Holders of the Series A Preferred Stock vote on a one vote for each four shares of Series B Preferred Stock held with holders of Common Stock and holders of Series A Preferred Stock, all voting as a single class. The Series B Preferred Stock is not registered under
       Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

   (4) Based on one vote per share for Common Stock and one vote per four shares for Series A and B Preferred Stock.

   (5) The shares of Common Stock beneficially owned by the indicated persons include shares which may be acquired upon the conversion of outstanding shares of Series A or B Preferred Stock, as the case may be, as follows:
       Ms. Clark - 121,725 shares; Mr. Crowell - 21,875 shares; and Mr. Robert
       M. Hunter - 70,000 shares; Mr. Robert M. Hunter, Jr. - 13,125 shares; Ms. Beverly H. Taylor - 13,125 shares; and Mr. Ben W. Hunter - 13,125 shares.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company leases its office space from Otis L. Crowell, who serves as the President of Crowell. On June 1, 1989, Crowell entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company will pay all property taxes, insurance and maintenance plus an annual rental fee. The total minimum rental commitment at December 31, 1996, under these leases is $1,837,200, which is due as follows:

          1997         $  127,200
          1998            127,200
          1999            130,800
          2000            133,200
          2001            135,600
          2002-2009     1,183,200
                       ----------
                       $1,837,200
                       ==========

        The total rental expense for these leases included in the consolidated statements of income for each year ended December 31, 1996 and 1995, was $122,400 and $120,000, respectively.

        Keystone purchases developed lots for home construction from Home Sites. For the years ended December 31, 1996 and 1995, such purchases amounted to $79,500 and $292,700, respectively. Crowell also provides management services to Home Sites. For the years ended December 31, 1996 and 1995, management fees earned by the Company amounted to $5,430 and $35,522, respectively.

        The President of Crowell, Otis L. Crowell, received real estate commissions on Home Sites property sold by Crowell in the amount of $34,457 for the year ended December 31, 1995.



                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       The exhibits listed below are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed report or registration statement, such report or registration statement is identified in parenthesis. (See the Index of Exhibits included with the exhibits filed as part of this report.)

       3(i) Restated Articles of Incorporation of the Company dated October 7, 1995, (Exhibit 3(i) to the Company's Registration Statement on Form S-4, No. 33-70282, as declared effective by the SEC on January 14,
             1995)

       3(ii) Bylaws of the Company, as amended through March 15, 1995 (Exhibit
             3.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1995)

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

            (a) Stock Option Agreement dated February 21, 1989, by and between the Company (as successor to The Mid-South Corporation) and J.
                W. Ivey, Jr. (Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1995)

       10.2 Lease Agreement dated June 1, 1989, by and between Otis L. Crowell and the Company regarding the premises located at 2848 Washington Road, Augusta, Georgia (Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1995)

       10.3 Lease Agreement dated June 1, 1989, by and between Otis L. Crowell and the Company regarding the premises located at 432 South Belair Road, Martinez, Georgia (Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1995)

       10.4 Lease Agreement dated June 1, 1989, by and between Otis L. Crowell and the Company regarding the premises located at 454 West Martintown Road, North Augusta, South Carolina (Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, as amended by Form 8 dated April 14, 1995)

       10.5 Agreement for Purchase and Sale of Real Property dated October 21, 1995, between the Company and Sovran Strategic Investments, L.P. (Exhibit 10.5 to the Company's Registration Statement on Form S-4, No. 33-70282, as declared effective by the SEC on January 14, 1995)

       10.6 Agreement to purchase business dated May 9, 1995, between the Company and Meybohm Realty, Inc. (Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

       10.7 Post Closing Agreement between the Company and Meybohm Realty, Inc. (Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

       10.8 Sub-Lease Agreement dated May 24, 1995, between the Company and Meybohm Realty, Inc. (Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

       10.9 Sub-Lease Agreement dated June 29, 1995, between the Company and Healthmaster Home Health Care, Inc. (Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

       10.10 Agreement to purchase business dated December 16, 1996, between the Company and Chin U. Yu (filed herewith)

       11    Computation of earnings per share

       21    Subsidiaries

       23.1 Consent of Cherry, Bekaert & Holland, L. L. P., Independent Certified Public Accountants

       27    Financial Data Schedule


   b)  Reports on Form 8-K.

      The Company filed one report on Form 8-K during the Quarter ended December 31, 1996.

                  Date of Report              Item Reported
                  --------------              -------------
                December 16, 1996     Sale of United Data Systems, Inc.

   No financial statements were filed with this report.

                                   SIGNATURES


        In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CROWELL & CO., INC.



   DATE March 28, 1997                     /s/  Otis L. Crowell
        --------------                          ---------------
                                                Otis L. Crowell, President
                                                and Chairman of the Board


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   DATE March 28, 1997                     /s/  Otis L. Crowell
        --------------                          ---------------
                                                Otis L. Crowell, President
                                                and Chairman of the Board


   DATE March 28, 1997                     /s/  Mark L. Gilliam
        --------------                          ---------------
                                                Mark L. Gilliam, Director, Vice
                                                President, Secretary and Chief
                                                Financial Officer


   DATE March 28, 1997                     /s/  O. Lamar Crowell, Jr.
        --------------                          ---------------------
                                                O. Lamar Crowell, Jr., Director

                               INDEX OF EXHIBITS


   10.10 Agreement to purchase business dated December 16, 1996, between the Company and Chin U. Yu.

      11  Computation of earnings per share

      21  Subsidiaries

    23.1 Consent of Cherry, Bekaert & Holland, L. L. P., Independent Certified Public Accountants

      27  Financial Data Schedule