Form 10-Q
period 1997-03-31
CROWELL & CO INC /GA/
filed 1997-05-13
CIK 65905

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


              Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                     For the Quarter Ended March 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No ____

The number of shares outstanding of issuer's common equity as of May 10, 1997 is 2,520,835.

                             CROWELL & CO., INC.

                                     INDEX


                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements................................... 4

         ITEM 2 - Management's Discussion and Analysis................... 8

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item I:

        Condensed Consolidated Balance Sheet
                March 31, 1997

        Condensed Consolidated Statements of Operations and Accumulated
                Deficit - Three months ended March 31, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements

                   CROWELL & CO., INC., AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997


                                   ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
    Homes under construction and for sale                   $ 2,518,891
    Developed residential                                     1,043,684
    Land held for future development                            199,234
                                                            -----------
                                                              3,761,809
                                                            -----------
CASH, INCLUDING ESCROW FUNDS OF $12,834                          74,455
                                                            -----------
RECEIVABLES                                                     177,195
                                                            -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                     116,469
                                                            -----------
PETERSBURG RACQUET CLUB, NET OF DEPRECIATION                    585,811
                                                            -----------
OTHER ASSETS                                                     59,300
                                                            -----------
                                                            $ 4,775,039
                                                            ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                                      $ 3,867,010
                                                            -----------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           285,787
                                                            -----------
STOCKHOLDERS' EQUITY
    Preferred stock                                           1,011,899
    Common stock                                                696,774
    Paid-in capital                                              33,648
    Accumulated deficit                                      (1,120,079)
                                                            -----------
                                                                622,242
                                                            -----------
                                                            $ 4,775,039
                                                            ===========

See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1997            1996
                                                   -----------      -----------
REVENUES
    Home sales                                     $   932,237      $ 1,090,300
    All other revenues                                 260,906          180,463
                                                   -----------      -----------
                                                     1,193,143        1,270,763
                                                   -----------      -----------
COST OF REVENUES
    Homes                                              882,832        1,044,128
    All other costs                                    196,535           31,654
                                                   -----------      -----------
                                                     1,079,367        1,075,782
                                                   -----------      -----------
OPERATING EXPENSES                                     226,538          217,946
                                                   -----------      -----------
OPERATING LOSS                                        (112,762)         (22,965)
                                                   -----------      -----------
OTHER INCOME                                            32,582                -
                                                   -----------      -----------
NET FINANCIAL EXPENSE                                   39,447           72,809
                                                   -----------      -----------
NET LOSS BEFORE DISCONTINUED OPERATIONS               (119,627)         (95,774)
                                                   -----------      -----------
DISCONTINUED OPERATIONS                                      -             (110)
                                                   -----------      -----------
NET LOSS                                              (119,627)         (95,884)
                                                   -----------      -----------
ACCUMULATED DEFICIT
    Beginning of period                             (1,000,452)        (987,299)
    End of period                                   (1,120,079)      (1,083,183)
                                                   -----------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,520,835        2,520,835

NET LOSS PER COMMON SHARE
    Primary loss per share
       Loss from continuing operations             $     (0.06)     $     (0.05)
       Loss from discontinued operations                     -                -
                                                   -----------      -----------
                                                   $     (0.06)     $     (0.05)
                                                   ===========      ===========

See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three Months Ended March 31,
                                                            --------------------------------
                                                                 1997               1996
                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $( 119,627)          $(  95,884)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Depreciation and amortization                              20,400               20,700
     Net (increase) decrease in inventory,
     receivables, prepaids, payables and accruals              (92,020)            (407,177)
                                                            ----------           ----------

   Net cash used in operating activities                      (191,247)            (482,361)
                                                            ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchases)Sales of property and equipment                 (103,658)              22,115
   Receipts on notes                                             6,315                    0
                                                            ----------           ----------

   Net cash provided by (used in) investing activities         (97,343)              22,115

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                  1,384,089            1,506,827
   Payments of borrowings                                   (1,083,538)          (1,115,055)
                                                            ----------           ----------

   Net cash provided by financing activities                   300,551              391,772
                                                            ----------           ----------

NET INCREASE (DECREASE) IN CASH                                 11,961              (68,474)

CASH AT BEGINNING OF PERIOD                                     62,494              268,564

CASH AT END OF PERIOD                                       $   74,455           $  200,090
                                                            ==========           ==========

SUPPLEMENTAL DISCLOSURES
   Interest paid, net of amount capitalized                 $    27,399          $   74,759


See notes to condensed consolidated financial statements.

                     CROWELL & CO., INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997



NOTE 1  -  BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1996, for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


NOTE 2  -  LOSS PER SHARE

The loss per common share has been computed using the weighted average of the number of shares outstanding during the three months ended March 31, 1997 and 1996. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share, the convertible preferred stock is excluded from the computation of the loss per common share assuming full dilution for the quarters ended March 31, 1997 and 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale, home building and providing real estate brokerage services.

Other sources of revenue include operation of a pool and tennis facility and various other real estate related activities.

Total revenues for the quarter ended March 1997 are $77,619 less than revenues for the quarter ended March 1996. This can be attributed to home sales which were $158,063 greater in the March 1996 quarter.

Currently sales backlog on Company constructed homes is $1,744,720. Construction on these homes is 69% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased in the 1997 quarter as compared to 1996 from 4% to 5% because of greater profits realized on lot sales.

Operating expenses increased by $8,592 for the quarter ended March 31, 1997, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the 1997 quarter of $119,627 compared to a net loss of $95,884 for the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $150,000 in unused development loan commitments available to use in the development of residential properties as of March 31, 1997.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $630,000 as of March 31, 1997, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $600,000 which is secured by real property.

The Company also has several other loans with various lenders, which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,867,010 as of March 31, 1997) and funds for operations are expected to be met from the proceeds of home, lot and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $3,300,000. At March 31, 1997, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

The Company expects to, as it has done in the past, sell land it presently owns to meet liquidity needs. Coupled with revenues from normal sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

The Company has net operating loss carryforwards available of approximately $2,060,000 to offset against future federal and state taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $800,000. This amount is not reflected in the financial statements.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CROWELL & CO., INC.



May 10,1997                            By: /s/ Mark L. Gilliam
                                           ---------------------------------
                                           Mark L. Gilliam
                                           Vice President on Behalf of
                                           the registrant and as Chief
                                           Financial Officer