Form 10QSB
period 1997-06-30
CROWELL & CO INC /GA/
filed 1997-08-12
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of issuer's common equity as of August 8, 1997 is 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX
                                                                        PAGE NO.
                                                                        --------
PART 1  -  FINANCIAL INFORMATION

           ITEM 1  -  Financial Statements    ..........................    3

           ITEM 2  -  Management's Discussion and Analysis    ..........    8

PART  1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

        Condensed Consolidated Balance Sheet
                June 30, 1997

        Condensed Consolidated  Statements of Operations and Accumulated Deficit
                Three month and six month periods ended June 30, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows -
                Three month and six month periods ended June 30, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements

                     Crowell & Co., Inc., and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 June 30, 1997

                                    Assets

Properties held for resale & development
  Homes under construction and for sale                              $2,432,107
  Developed residential                                               1,166,258
  Land held for future development and other                            199,234
                                                                     ----------
                                                                      3,797,599
                                                                     ----------

Cash, including escrow funds of $ 3,084                                  74,642
                                                                     ----------
Receivables                                                             179,297
                                                                     ----------
Property and equipment, net of depreciation                             117,564
                                                                     ----------
Petersburg Racquet Club, net of depreciation                            620,410
                                                                     ----------
Other assets                                                             72,089
                                                                     ----------
                                                                     $4,861,601
                                                                     ==========

                     Liabilities and Stockholders' Equity

Notes payable to banks                                               $3,828,115
                                                                     ----------
Accounts payable and accrued expenses                                   343,026
                                                                     ----------
Stockholders' equity
  Preferred stock                                                     1,011,899
  Common stock                                                          696,774
  Paid-in capital                                                        33,650
  Accumulated deficit                                                (1,051,863)
                                                                     ----------
                                                                        690,460
                                                                     ----------
                                                                     $4,861,601
                                                                     ==========

See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

     Condensed Consolidated Statements of Operations and Accumulated Deficit

                                                  Three Months Ended            Six Months Ended
                                                  ------------------            ----------------
                                                       June 30,                      June 30,
                                                       --------                      --------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
Revenues
  Home sales                                 $ 1,707,325    $ 1,877,470    $ 2,639,562    $ 2,967,770
  All other revenues                             325,443        238,096        586,349        418,559
                                             -----------    -----------    -----------    -----------
                                               2,032,768      2,115,566      3,225,911      3,386,329
                                             -----------    -----------    -----------    -----------
Cost of revenues
  Homes                                        1,554,021      1,572,569      2,436,853      2,616,697
  All other costs                                 93,161        299,721        289,696        331,375
                                             -----------    -----------    -----------    -----------
                                               1,647,182      1,872,290      2,726,549      2,948,072
                                             -----------    -----------    -----------    -----------
Operating expenses                               261,528        261,448        488,066        479,394
                                             -----------    -----------    -----------    -----------
Operating (loss) income                          124,058        (18,172)        11,296        (41,137)
                                             -----------    -----------    -----------    -----------
Other income (expense)                              (810)        (1,357)        31,772         (1,357)
                                             -----------    -----------    -----------    -----------
Net financial expense                             55,032         73,071         94,479        145,880
                                             -----------    -----------    -----------    -----------
Net loss before discontinued operations           68,216        (92,600)       (51,411)      (188,374)
                                             -----------    -----------    -----------    -----------
Discontinued operations                                0          2,020              0          1,910
                                             -----------    -----------    -----------    -----------
Net gain (loss)                                   68,216        (90,580)       (51,411)      (186,464)
                                             -----------    -----------    -----------    -----------
Accumulated deficit
  Beginning of period                         (1,120,079)    (1,083,183)    (1,000,452)      (987,299)
  End of period                               (1,051,863)    (1,173,763)    (1,051,863)    (1,173,763)
                                             -----------    -----------    -----------    -----------
Weighted average common shares outstanding     2,520,835      2,520,835      2,520,835      2,520,835

Net income (loss) per common share
  Primary earnings per share                         .02           (.04)          (.04)          (.09)

See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                      1997           1996           1997           1996

Cash flows from operating activities
  Net (loss) income                               $    68,216    ($   90,580)   ($   51,411)   ($  186,464)
  Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization                          20,400         20,700         40,800         41,400
     Net (increase) decrease in inventory,
     receivables, prepaids, payables and
     accruals                                          (1,494)       194,353        (93,516)      (212,824)
                                                  -----------    -----------    -----------    -----------
  Net cash provided by (used in) operating
  activities                                           87,122        124,473       (104,127)      (357,888)
                                                  -----------    -----------    -----------    -----------
Cash flows from investing activities
  Purchases of property and equipment                 (56,094)       (13,041)      (159,752)       (35,156)
  Receipts on notes                                     8,054              0         14,371              0
                                                  -----------    -----------    -----------    -----------
  Net cash used in investing activities               (48,040)       (13,041)      (145,381)       (35,156)
                                                  -----------    -----------    -----------    -----------
Cash flows from financing activities
  Proceeds from borrowings                          1,026,257      1,404,500      2,410,346      2,955,557
  Payments of borrowings                           (1,065,152)    (1,682,181)    (2,148,690)    (2,797,236)
                                                  -----------    -----------    -----------    -----------
  Net cash provided by (used in) financing
  activities                                          (38,895)      (277,681)       261,656        158,321
                                                  -----------    -----------    -----------    -----------
Net increase (decrease) in cash                           187       (166,249)        12,148       (234,723)

Cash at beginning of period                            74,455        200,090         62,494        268,564
Cash at end of period                             $    74,642    $    33,841    $    74,642    $    33,841
                                                  ===========    ===========    ===========    ===========
Supplemental disclosures
  Interest paid, net of amount capitalized        $    57,835    $    74,820    $    85,234    $   149,578

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997

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

Note 2 - Income (loss) per share

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three and six month periods ended June 30, 1997 and 1996. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarters ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis

Results of Operations for the Quarters ended June 30, 1997 and 1996

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue include sales of computer software and hardware, operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended June 30, 1997, are $82,798 less than revenues for the quarter ended June 30, 1996.

Currently sales backlog on Company constructed homes is $2,133,869. Construction on these homes is 71% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased from 16% to 9% in the quarter ended June 30, 1997, as compared to the quarter ended June 30, 1996. This occurred because older, less profitable inventory was sold in the quarter ended in 1997.

Operating expenses increased by $80 for the quarter ended June 30, 1997, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the second quarter of 1997 of $68,216 compared to a net loss of $90,580 for the second quarter of 1996.


Liquidity and Capital Resources

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $330,000 in unused development loan commitments available to use in the development of residential properties as of June 30, 1997.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $880,000 as of June 30, 1997, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, savings and loan institution in the amount of approximately $590,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,828,115 as of June 30, 1997) and funds for operations are expected to be met from the proceeds of home, lot, and land sales and brokerage commissions. Notes maturing in the next twelve months total approximately $3,300,000. At June 30, 1997, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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


Results of Operations for the Six Month Periods Ended June 30, 1997 and 1996

Total revenues for the six months ended June 30, 1997, are $160,418 less than for the six months ended June 30, 1996. This can be attributed primarily to a decrease in home sales.

Gross profit percent on home sales decreased from 12% for the six months ended June 30, 1996, to 8% for the six months ended June 30, 1997. Management believes gross profit percent will remain stable for the next six months.

Operating expenses increased by $8,672 for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. Management believes operating expenses will remain stable for the six months ending December 31, 1997.

Net loss for the six months ended June 30, 1997, was $51,411 compared with a net loss of $186,464 for the six months ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Crowell & Co., Inc.

August 8, 1997                       By: /s/ Mark L. Gilliam
                                         ------------------------------
                                         Mark L. Gilliam
                                         Vice President on Behalf of
                                         the registrant and as Chief
                                         Financial Officer