Form 10QSB
period 1997-09-30
CROWELL & CO INC /GA/
filed 1997-11-14
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1997

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

The number of shares outstanding of issuer's common equity as of October 31, 1997 is 2,520,835.

                               CROWELL & CO., INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART 1 - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements  ................................   4

         ITEM 2 - Management's Discussion and Analysis  ................   8

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

     Condensed Consolidated Balance Sheet September 30, 1997

     Condensed Consolidated Statements of Operations and Accumulated Deficit
          Three month and nine month periods ended September 30, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -
               Three month and nine month periods ended September 30, 1997 and 1996

     Notes to Condensed Consolidated Financial Statements

                      Crowell & Co., Inc., and Subsidiaries

                      Condensed Consolidated Balance Sheet
                               September 30, 1997

                                     Assets

Properties held for resale & development
     Homes under construction and for sale                          $ 1,839,775
     Developed residential                                            1,157,476
     Land held for future development and other                          65,899
                                                                   ------------
                                                                      3,063,150
                                                                   ------------

Cash and cash equivalents, including escrow funds of $2,634             162,693
                                                                   ------------

Receivables                                                             108,051
                                                                   ------------

Property and equipment, net of depreciation                             111,614
                                                                   ------------

Petersburg Racquet Club, net of depreciation                            606,910
                                                                   ------------

Other assets                                                             67,854
                                                                   ------------

                                                                    $ 4,120,272
                                                                   ============

                      Liabilities and Stockholders' Equity

Notes payable to banks                                              $ 3,151,024
                                                                   ------------

Accounts payable and accrued expenses                                   155,988
                                                                   ------------
Stockholders' equity
     Preferred stock                                                  1,011,899
     Common stock                                                       696,776
     Paid-in capital                                                     33,648
     Accumulated deficit                                               (929,063)
                                                                   ------------
                                                                        813,260
                                                                   ------------

                                                                    $ 4,120,272
                                                                   ============

See notes to condensed consolidated financial statements.


                      Crowell & Co., Inc., and Subsidiaries
     Condensed Consolidated Statements of Operations and Accumulated Deficit


                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                               -------------------                -------------------
                                                               1997           1996                1997           1996
                                                               ----           ----                ----           ----
Revenues
     Home sales                                            $ 1,749,552   $ 2,201,385          $ 4,389,114   $ 5,169,155
     All other revenues                                        567,100       177,047            1,153,449       595,606
                                                           -----------   -----------          -----------   -----------
                                                             2,316,652     2,378,432            5,542,563     5,764,761
                                                           -----------   -----------          -----------   -----------
Cost of revenues
     Homes                                                   1,703,793     2,002,129            4,140,646     4,618,826
     All other costs                                           192,433        26,902              482,129       358,277
                                                           -----------   -----------          -----------   -----------

                                                             1,896,226     2,029,031            4,622,775     4,977,103
                                                           -----------   -----------          -----------   -----------

Operating expenses                                             267,306       218,342              755,372       697,736
                                                           -----------   -----------          -----------   -----------

Operating income (loss)                                        153,120       131,059              164,416        89,922
                                                           -----------   -----------          -----------   -----------

Other income                                                    29,716        25,709               61,488        24,352
                                                           -----------   -----------          -----------   -----------

Net financial expense                                           60,036        38,757              154,515       184,637
                                                           -----------   -----------          -----------   -----------

Income (loss) before discontinued operations                   122,800       118,011               71,389       (70,363)
                                                           -----------   -----------          -----------   -----------

Discontinued Operations                                              0       (14,193)                   0       (12,283)
                                                           -----------   -----------          -----------   -----------

Income (loss)                                                  122,800       103,818               71,389       (82,646)
                                                           -----------   -----------          -----------   -----------
Accumulated deficit
     Beginning of period                                    (1,051,863)   (1,173,763)          (1,000,452)     (987,299)
     End of period                                            (929,063)   (1,069,945)            (929,063)   (1,069,945)
                                                           -----------   -----------          -----------   -----------

Weighted average common shares outstanding                   2,520,835     2,520,835            2,520,835     2,520,835

Net loss per common share
     Primary earnings per share
     Income (loss) from continuing operations                    $ .04         $ .04                $ .00        ($ .06)
     Income (loss) from discontinued operations                    .00          (.01)                 .00           .00
                                                                ------        -------              ------        ------
                                                                 $ .04         $ .03                $ .00        ($ .06)

See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows



                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                    ------------------               ------------------
                                                                    1997          1996               1997          1996

Cash flows from operating activities
     Net income (loss)                                           $ 122,800     $ 103,818          $  71,389    ($  82,646)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
Depreciation and amortization                                       20,400        20,700             61,200        62,100
         Net (increase) decrease in inventory,
         receivables, prepaids, payables and accruals              610,442       842,640            516,926       629,816
                                                                 ---------     ---------          ---------     ---------

     Net cash provided by operating activities                     753,642       967,158            649,515       609,270
                                                                 ---------     ---------          ---------     ---------
Cash flows from investing activities
     Purchases of property and equipment                                 0       (78,066)          (159,752)     (113,222)
     Receipts on notes                                              11,500             0             25,871             0
                                                                 ---------     ---------          ---------     ---------

     Net cash provided by (used in) investing activities            11,500       (78,066)          (133,881)     (113,222)
                                                                 ---------     ---------          ---------     ---------
Cash flows from financing activities
     Proceeds from borrowings                                      936,891       762,717          3,347,237     3,718,274
     Payments of borrowings                                     (1,613,982)   (1,390,961)        (3,762,672)   (4,188,197)
                                                                 ---------     ---------          ---------     ---------

     Net cash used in financing activities                        (677,091)     (628,244)          (415,435)     (469,923)
                                                                 ---------     ---------          ---------     ---------

Net increase in cash                                                88,051       260,848            100,199        26,125

Cash at beginning of period                                         74,642        33,841             62,494       268,564

Cash at end of period                                            $ 162,693     $ 294,689          $ 162,693     $ 294,689
                                                                 =========     =========          =========     =========
Supplemental disclosures
     Interest paid, net of amount capitalized                    $  64,723     $  51,229          $ 149,957     $ 200,807

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997



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


Note 2 - Loss per share

The income (loss) per common share has been computed using the weighted average of the number of shares outstanding during the three and nine month periods ended September 30, 1997 and 1996. Because inclusion of convertible preferred stock would have an anti-dilutive or no effect on the income (loss) per common share, the convertible preferred stock is excluded from the computation of the income (loss) per common share assuming full dilution for the quarters ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996.

Item 2.       Management's Discussion and Analysis

Results of Operations for the Quarters ended September 30, 1997 and 1996

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue include operation of a pool and tennis facility, and various other real estate related activities.

Total revenues for the quarter ended September 30, 1997, are $61,780 less than revenues for the quarter ended September 30, 1996. This can be attributed to a decrease in home sales of $451,833 and an increase in other revenues of $390,053.

Currently sales backlog on Company constructed homes is $1,146,519. Construction on these homes is 79% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased in the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996, from 9% to 3%.

Operating expenses increased by $48,964 for the quarter ended September 30, 1997, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the third quarter of 1997 of $122,800 compared to a net income of $103,818 for the third quarter of 1996.

Liquidity and Capital Resources

The Company has obtained financing historically by borrowing from conventional lending sources using land acquired for development as security for loans.

Current and future liquidity needs are expected to be met by use of the proceeds from home, lot, and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by raw land and the improved lots held for resale. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The Company has approximately $206,000 in unused development loan commitments available to use in the development of residential properties as of September 30, 1997.

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $1,070,000 as of September 30, 1997, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

In addition to the development loans, the Company has a loan agreement with an Augusta, Georgia, bank in the amount of approximately $584,000 which is secured by real property.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,151,024 as of September 30, 1997) and funds for operations are expected to be met from the proceeds of home, lot, and land sales. Notes maturing in the next twelve months total approximately $2,600,000. At September 30, 1997, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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

Results of Operations  for the Nine Month  Periods Ended  September 30, 1997 and
1996

Total revenues for the nine months ended September 30, 1997, are $222,198 less than for the nine months ended September 30, 1996. This can be attributed primarily to a decrease in home sales of $780,041 and an increase in other revenues of $557,843.

Gross profit percent on home sales decreased from 11% for the nine months ended September 30, 1996, to 6% for the nine months ended September 30, 1997.

Operating expenses increased by $57,636 for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996.

Net loss for the nine months ended September 30, 1996, was $82,646 compared with a net income of $71,389 for the nine months ended September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Crowell & Co., Inc.



November 13, 1997                       By:  /s/ Mark L. Gilliam
                                             --------------------------
                                             Mark L. Gilliam
                                             Vice President on Behalf of
                                             the registrant and as Chief
                                             Financial Officer