Form 10QSB
period 1998-03-31
CROWELL & CO INC /GA/
filed 1998-06-01
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

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

               610 Industrial Park Boulevard, Evans, Georgia 30809
               ---------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code          (706) 855-1099


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of issuer's common equity as of May 29, 1998 is 2,520,835.

                               CROWELL & CO., INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements ..................................   4

         ITEM 2 - Management's Discussion and Analysis ..................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item I:

     Condensed Consolidated Balance Sheet
          March 31, 1998

     Condensed Consolidated  Statements of Operations and Accumulated Deficit -
          Three months ended March 31, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1997

     Notes to Condensed Consolidated Financial Statements

                      Crowell & Co., Inc., and Subsidiaries

                      Condensed Consolidated Balance Sheet
                                 March 31, 1998


                   Assets

Properties held for resale & development
     Homes under construction and for sale                          $ 2,467,022
     Developed residential                                            1,133,728
     Land held for future development                                     5,000
                                                                    -----------
                                                                      3,605,750
                                                                    -----------
Cash, including escrow funds of $4,234                                   66,299
                                                                    -----------
Receivables                                                              80,659
                                                                    -----------
Property and equipment, net of depreciation                             105,280
                                                                    -----------
Other assets                                                             64,172
                                                                    -----------
                                                                    $ 3,922,160
                                                                    ===========

                   Liabilities and Stockholders' Equity


Notes payable to banks                                              $ 3,129,533
                                                                    -----------
Accounts payable and accrued expenses                                   131,836
                                                                    -----------
Stockholders' equity
     Preferred stock                                                  1,011,899
     Common stock                                                       696,774
     Paid-in capital                                                     33,648
     Accumulated deficit                                             (1,081,530)
                                                                    -----------
                                                                        660,791
                                                                    -----------
                                                                    $ 3,922,160
                                                                    ===========



See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

     Condensed Consolidated Statements of Operations and Accumulated Deficit


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Revenues
Home sales                                         $   688,200      $   932,237
     All other revenues                                175,364          199,647
                                                   -----------      -----------

                                                       863,564        1,131,884
                                                   -----------      -----------
Cost of revenues
     Homes                                             636,679          882,832
     All other costs                                    80,676          180,724
                                                   -----------      -----------

                                                       717,355        1,063,556
                                                   -----------      -----------

Operating expenses                                     172,313          180,893
                                                   -----------      -----------

Operating loss                                         (26,104)        (112,565)
                                                   -----------      -----------

Other income                                             8,411           32,582
                                                   -----------      -----------

Net financial expense                                   36,068           27,527
                                                   -----------      -----------

Net loss before discontinued operations                (53,761)        (107,510)
                                                   -----------      -----------

Discontinued operations                                     --          (12,117)
                                                   -----------      -----------

Net loss                                               (53,761)        (119,627)
                                                   -----------      -----------

Accumulated deficit
     Beginning of period                            (1,027,632)      (1,000,452)
     Miscellaneous adjustment                             (137)              --
     End of period                                  (1,081,530)      (1,120,079)
                                                   -----------      -----------

Weighted average common shares outstanding           2,520,835        2,520,835

Net loss per common share
     Primary loss per share
         Loss from continuing operations           ($     0.03)     ($     0.06)
         Loss from discontinued operations                  --               --
                                                   -----------      -----------
                                                   ($     0.03)     ($     0.06)
                                                   ===========      ===========

See notes to condensed consolidated financial statements.

                      Crowell & Co., Inc., and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash flows from operating activities
Net loss                                              ($  53,761)   ($ 119,627)
     Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                              6,900        20,400
         Net increase in inventory, receivables,
         prepaids, payables and accruals                (239,379)      (92,020)
                                                      ----------    ----------
     Net cash used in operating activities              (286,240)     (191,247)
                                                      ----------    ----------
Cash flows from investing activities
     Purchases of property and equipment                 (12,109)     (103,658)
     Receipts on notes                                     9,515         6,315
                                                      ----------    ----------
     Net cash used in investing activities                (2,594)      (97,343)
                                                      ----------    ----------
Cash flows from financing activities
     Proceeds from borrowings                            766,498     1,384,089
     Payments of borrowings                             (604,029)   (1,083,538)
                                                      ----------    ----------
     Net cash provided by financing activities           162,469       300,551
                                                      ----------    ----------

Net increase (decrease) in cash                         (126,365)       11,961

Cash at beginning of period                              192,664        62,494

Cash at end of period                                 $   66,299    $   74,455
                                                      ==========    ==========
Supplemental disclosures
     Interest paid, net of amount capitalized         $   36,011    $   27,399


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


Note 1 - Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1997, for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.


Note 2 - Loss per share

The loss per common share has been computed using the weighted average of the number of shares outstanding during the three months ended March 31, 1998 and 1997. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share, the convertible preferred stock is excluded from the computation of the loss per common share assuming full dilution for the quarters ended March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis

Results of Operations for the Quarters ended March 31, 1998 and 1997

The primary  sources of revenue of Crowell & Co.,  Inc., and  Subsidiaries  (the
"Company") are the development of residential properties for resale, home building and providing real estate brokerage services.

Total revenues for the quarter ended March 1998 are $268,320 less than revenues for the quarter ended March 1997. This can be attributed to home sales which were $244,037 greater in the March 1997 quarter.

Currently sales backlog on Company constructed homes is $699,100. Construction on these homes is 52% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased in the 1998 quarter as compared to 1997 from 5.3% to 7.5%.

Operating expenses decreased by $8,580 for the quarter ended March 31, 1998, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had a net loss for the 1998 quarter of $53,761 compared to a net loss of $119,627 for the 1997 quarter.


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

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $770,000 as of March 31, 1998, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

The Company also has several other loans with various lenders, which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,129,533 as of March 31, 1998) and funds for operations are expected to be met from the proceeds of home, lot and land sales, and brokerage commissions. Notes maturing in the next twelve months total $3,129,533. At March 31, 1998, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

The Company expects to, as it has done in the past, sell land it presently owns to meet liquidity needs. Coupled with revenues from normal sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

The Company has net operating loss carryforwards available of approximately $1,945,000 to offset against future federal and state taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $760,000. This amount is not reflected in the financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Crowell & Co., Inc.


May 29,1998                             By:  Mark L. Gilliam
                                             ---------------
                                             Mark L. Gilliam
                                             Vice President on Behalf of
                                             the registrant and as Chief
                                             Financial Officer