Form 10QSB
period 1998-06-30
CROWELL & CO INC /GA/
filed 1998-08-14
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X] (10-KSB)

The number of shares outstanding of issuer's common equity as of August 13, 1998 is approximately 2,520,835.

                              CROWELL & CO., INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART 1  -  FINANCIAL INFORMATION

           ITEM 1 - Financial Statements................................... 3

           ITEM 2 - Management's Discussion and Analysis................... 8

                         PART 1 - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

      Condensed Consolidated Balance Sheet
           June 30, 1998

      Condensed Consolidated  Statements of Operations and Accumulated Deficit -
           Three month and six month periods ended June 30, 1998 and 1997

      Condensed Consolidated Statements of Cash Flows -
           Three month and six month periods ended June 30, 1998 and 1997

      Notes to Condensed Consolidated Financial Statements

                      CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
    Homes under construction and for sale                           $ 2,171,070
    Developed residential                                             1,043,759
    Land held for future development and other                           19,000
                                                                    -----------
                                                                      3,233,829
                                                                    -----------
CASH, INCLUDING ESCROW FUNDS OF $ 4,538                                 149,868
                                                                    -----------
RECEIVABLES                                                              85,300
                                                                    -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                              61,188
                                                                    -----------
OTHER ASSETS                                                             64,531
                                                                    -----------
                                                                    $ 3,594,716
                                                                    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                                              $ 2,707,081
                                                                    -----------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   196,722
                                                                    -----------
STOCKHOLDERS' EQUITY
    Preferred stock                                                   1,011,899
    Common stock                                                        696,774
    Paid-in capital                                                      33,648
    Accumulated deficit                                              (1,051,408)
                                                                    -----------
                                                                        690,913
                                                                    -----------
                                                                    $ 3,594,716
                                                                    ===========


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         ------------------            ----------------
                                                              JUNE 30,                      JUNE 30,
                                                              --------                      --------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
REVENUES
     Home sales                                      $ 1,801,607    $ 1,707,325    $ 2,489,807    $ 2,639,562
     All other revenues                                  143,311        214,822        318,675        414,469
                                                     -----------    -----------    -----------    -----------
                                                       1,944,918      1,922,147      2,808,482      3,054,031
                                                     -----------    -----------    -----------    -----------
COST OF REVENUES
     Homes                                             1,631,199      1,554,021      2,267,878      2,436,853
     All other costs                                      97,238         66,412        177,914        247,136
                                                     -----------    -----------    -----------    -----------
                                                       1,728,437      1,620,433      2,445,792      2,683,989
                                                     -----------    -----------    -----------    -----------

OPERATING EXPENSES                                       159,440        190,395        331,753        371,288
                                                     -----------    -----------    -----------    -----------

OPERATING (LOSS) INCOME                                   57,041        111,319         30,937         (1,246)
                                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)                                    17,994           (810)        26,405         31,772
                                                     -----------    -----------    -----------    -----------

NET FINANCIAL EXPENSE                                     44,913         37,841         80,981         65,368
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS                                   30,122         72,668        (23,639)       (34,842)
                                                     -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS                                        0         (4,452)             0        (16,569)
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                         30,122         68,216        (23,639)       (51,411)
                                                     -----------    -----------    -----------    -----------

ACCUMULATED DEFICIT
     Beginning of period                              (1,081,530)    (1,120,079)    (1,027,632)    (1,000,452)
     Miscellaneous adjustment                               --             --             (137)          --
     End of period                                    (1,051,408)    (1,051,863)    (1,051,408)    (1,051,863)
                                                     -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,520,835      2,520,835      2,520,835      2,520,835

NET INCOME (LOSS) PER COMMON SHARE
     Income (loss) from continuing operations        $       .00    $       .02    ($      .03)   ($      .03)
     Loss from discontinued operations                       .00            .00            .00           (.01)
                                                     -----------    -----------    -----------    -----------
                                                     $       .00    $       .02    ($      .03)   ($      .04)

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         ------------------            ----------------
                                                              JUNE 30,                      JUNE 30,
                                                              --------                      --------
                                                         1998           1997           1998           1997
                                                         ----           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                               $    31,022    $    68,216    ($   23,639)   ($   51,411)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
Depreciation and amortization                              6,900         20,400         13,800         40,800
         Net (increase) decrease in inventory,
         receivables, prepaids, payables and
         accruals                                        436,448         (1,494)       193,272        (93,516)
                                                     -----------    -----------    -----------    -----------

     Net cash provided by (used in) operating
     activities                                          474,370         87,122        183,433       (104,127)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                 (30,006)       (56,094)       (42,115)      (159,752)
     Receipts on notes                                     9,723          8,054         19,238         14,371
                                                     -----------    -----------    -----------    -----------

     Net cash used in investing activities               (20,283)       (48,040)       (22,877)      (145,381)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                          1,077,727      1,026,257      1,844,225      2,410,346
     Payments of borrowings                           (1,448,245)    (1,065,152)    (2,047,577)    (2,148,690)
                                                     -----------    -----------    -----------    -----------

     Net cash provided by (used in) financing
     activities                                         (370,518)       (38,895)      (203,352)       261,656
                                                     -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                           83,569            187        (42,796)        12,148

CASH AT BEGINNING OF PERIOD                               66,299         74,455        192,664         62,494
CASH AT END OF PERIOD                                $   149,868    $    74,642    $   149,868    $    74,642
                                                     ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amount capitalized        $    47,322    $    57,835    $    83,333    $    85,234

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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


NOTE 2 - INCOME (LOSS) PER SHARE

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three and six month periods ended June 30, 1998 and 1997. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarters ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue are commissions on commercial real estate sales.

Total revenues for the quarter ended June 30, 1998, are $22,771 more than revenues for the quarter ended June 30, 1997.

Currently sales backlog on Company constructed homes is $730,800. Construction on these homes is 56.5% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased from 9.0% to 9.5% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. This occurred because older, less profitable inventory was sold in the quarter ended in 1998.

Operating expenses decreased by $30,955 for the quarter ended June 30, 1998, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the second quarter of 1998 of $30,122 compared to a net income of $68,216 for the second quarter of 1997.


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

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $635,000 as of June 30, 1998, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $2,707,081 as of June 30, 1998) and funds for operations are expected to be met from the proceeds of home, lot, and land sales and brokerage commissions. Notes maturing in the next twelve months total approximately $2,680,000. At June 30, 1998, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Total revenues for the six months ended June 30, 1998, are $245,549 less than for the six months ended June 30, 1997. This can be attributed primarily to a decrease in home sales.

Gross profit percent on home sales increased from 7.7% for the six months ended June 30, 1997, to 8.9% for the six months ended June 30, 1998. Management believes gross profit percent will remain stable for the next six months.

Operating expenses decreased by $39,535 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Management believes operating expenses will remain stable for the six months ending December 31, 1998.

Net loss for the six months ended June 30, 1998, was $23,639 compared with a net loss of $51,411 for the six months ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CROWELL & CO., INC.

August 13, 1998                         By:  Mark L. Gilliam
                                             ------------------------------
                                             Mark L. Gilliam
                                             Vice President on Behalf of
                                             the registrant and as Chief
                                             Financial Officer