Form 10KSB40
period 1997-12-31
CROWELL & CO INC /GA/
filed 1998-10-05
CIK 65905

Page 1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission file number: 0-7765
                        ------

                               CROWELL & CO., INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Georgia                                             58-1021933
             -------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

610 Industrial Park Boulevard, Evans, GA                            30809
----------------------------------------                            -----
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

Check if there is no disclosure of delinquent filers under Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $6,210,663.

The aggregate market value of the voting stock held by non-affiliates is unknown to registrant. Registrant is unaware of any sales or purchases of its stock during the 60 day period ending June 8, 1998.

The number of shares outstanding of issuer's common equity as of October 5, 1998, is 2,520,835.


The Index of Exhibits is on page 33.

                                                                          Page 2
                                TABLE OF CONTENTS

                                     PART 1                                 PAGE

ITEM  1   Description of Business...........................................   3

ITEM  2   Description of Properties.........................................   5

ITEM  3   Legal Proceedings.................................................   8

ITEM  4   Submission of Matters to a Vote of Security Holders...............   8

                                     PART II

ITEM  5   Market for Common Equity and Related Stockholder Matters..........   9

ITEM  6   Management's Discussion and Analysis or Plan of Operation.........   9

ITEM  7   Financial Statements..............................................  12

ITEM  8   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................  26

                                    PART III

ITEM  9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................  27

ITEM 10   Executive Compensation............................................  28

ITEM 11   Security Ownership of Certain Beneficial Owners and Management....  28

ITEM 12   Certain Relationships and Related Transactions....................  30

ITEM 13   Exhibits List and Reports on Form 8-K.............................  31

          Signatures........................................................  33

          Index of Exhibits.................................................  34

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Crowell & Co., Inc., is a Georgia corporation ("Crowell") which was incorporated in 1968. The offices of Crowell are located at 610 Industrial Park Boulevard, Evans, Georgia, 30809. The telephone number is (706) 855-1099.

     The principal business of Crowell and its subsidiary, Keystone Homes, Inc. (together, the "Company"), is home-building and the development of residential properties for resale. Crowell primarily develops residential properties. Crowell's business plan is to acquire new properties for development in profitable markets based on current and expected demand. Analysis and acquisition of new properties are ongoing. On June 1, 1995, Crowell sold its residential real estate brokerage division to Meybohm Realty, Inc. ("Meybohm"). Crowell retained its commercial brokerage division in the sale. Crowell sold its computer division, United Data Systems ("UDS") to Chin Yu on December 16, 1996. Crowell sold Petersburg Racquet Club, its pool and tennis facility to Craig S. Jones on December 31, 1997. (See Dispositions of Assets on page 4.)

     Crowell acquires and develops land for home-building primarily in Columbia County, Georgia. Columbia County is in east central Georgia and is included in the Augusta Metropolitan Statistical Area ("MSA"). This MSA contains Richmond, Columbia, and McDuffie Counties in Georgia and Aiken and Edgefield Counties in South Carolina. The population of this MSA was approximately 480,000 in 1997. Columbia County had a population of approximately 88,000 in 1997. While Columbia County is primarily a suburban and rural community, the industrial base is growing as local political and business leaders have made intensive efforts to lure new industries. Crowell believes Columbia County is highly desirable for homebuyers for many reasons, including the county's high quality school system and accessibility to employment, shopping, and entertainment.

     Keystone (a wholly owned subsidiary of Crowell) builds single family homes on a presold and speculative basis. Keystone builds in all of Crowell's developments and in one of Home Sites, Ltd.'s (a Georgia limited partnership of which Otis L. Crowell, President and Chairman of the Board, and majority shareholder of Crowell, is the general partner) developments. Generally, Keystone does not build outside of Crowell or Home Sites developments. The revenues of Keystone constituted 84% of the total revenues of the Company for the fiscal year ended December 31, 1997.

     Keystone purchases developed lots for home construction from Home Sites, Ltd. ("Home Sites"). For the year ended December 31, 1996, such purchases were $79,500. Crowell also provides management services to Home Sites. For the year ended December 31, 1996, management fees earned by the Company were $5,430.

     Currently, Keystone's home prices (which include lot costs) range from approximately $90,000 to $200,000. Square footage in these homes ranges from 1,200 to 3,200 square feet. Keystone builds single family detached homes. Keystone uses either concrete slabs or flooring systems in the construction of its homes and exterior materials may be brick, vinyl siding, or stucco.

     Keystone's backlog at December 31, 1997, was approximately $813,000. Backlog represents the dollar amount of sales pending on signed contracts where Keystone has not completed construction of the homes under contract. Construction was approximately 80.1% complete on these contracts at December 31, 1997. Management believes all backlog at December 31, 1997, will be completed during 1998.

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

     On December 16, 1996 Crowell sold United Data Systems, Inc., ("UDS"), a computer software company that developed software for use in the real estate industry. The sales price of UDS was $200,000 which was received in the form of $80,000 in cash and a note receivable of $120,000 which is secured by all sold and future assets of UDS. The net book value of UDS was approximately $40,000. Therefore, Crowell recognized a gain of approximately $160,000 on the sale. The purchaser of UDS was Chin U. Yu ("Chin"). There was no substantial material relationship between Crowell and Chin at the time of the sale. No income tax was generated from the sale of UDS because of the operating loss incurred by Crowell for 1997. Total revenue for UDS for the years ended December 31, 1997 and 1996 was $421,199 and $562,713, respectively.

     On December 31, 1997, Crowell sold the real estate and business operation known as Petersburg Racquet Club ("PRC") to Craig S. Jones, an individual. No material relationship existed between Mr. Jones and Crowell before the sale. The purchase price of PRC was approximately $818,000. This amount was received in the form of approximately $100,000 in cash, the assumption of a mortgage loan on PRC in the amount of approximately $576,000, the execution of a note secured by a second mortgage on PRC in favor of Crowell in the amount of approximately $129,000, the execution of a note in favor of Crowell in the amount of approximately $7,000 and the obligation to pay Crowell the accounts receivable of PRC at December 31, 1997, which are approximately $6,000, as they are received. The net book value of PRC at the time of the sale was approximately $652,000.

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

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had eight (8) full time employees. The Company has one (1) commercial real estate agent.

                        ITEM 2. DESCRIPTION OF PROPERTIES

     At December 31, 1997, the principal properties held by the Company, all of which are located in Columbia County, Georgia, unless otherwise noted, included:

         Mortgage                    Project/                                                           Mortgage
       Description               Subdivision Name      Location       Existing Use    Planned Use        Balance
----------------------------------------------------------------------------------------------------------------

9.4 acres undeveloped land         None             Fury's Ferry Rd    None            Commercial/             *
                                                                                       Shopping Ctr

1.41 acres undeveloped land        None             The Pass Rd        None            Commercial              *


27 developed lots                  Chaparral        The Pass Rd                        Residential    $      100

18 developed lots                  Bakers Ferry     The Pass Rd                        Residential       100,200

20.23 acres land under             Cedar Rock       The Pass  Rd       None            Residential       739,500
development

Homes under construction           Bakers Ferry     The Pass Rd        Sales                           1,016,502
                                                                       inventory

Homes under construction           The Boulders     The Pass Rd        Sales                             494,761
                                                                       inventory

Completed homes                    Bridlewood       Fury's Ferry Rd    Sales                              99,000
                                                                       inventory

Completed homes                    Asbury Hill      Richmond County    Sales                              66,400
                                                                       inventory

Homes under construction           Chaparral        The Pass           Sales                             340,167
                                                                       inventory

Rental Homes                       None             Various            Sales                              60,434
                                                                       inventory                      ----------
         Total mortgage debt                                                                          $2,967,064
                                                                                                      ==========

--------------
* Aggregate mortgage debt was $50,000 at December 31, 1997.

     The Company holds title on the above properties in fee simple. All land is properly zoned for its listed potential use. Management believes that Crowell and Keystone are in compliance with all wetlands, setback, and zoning regulations. Management believes that all properties are adequately insured.

     The interest expense for the year ended December 31, 1997, on the mortgage debt was approximately $220,000 (including capitalized interest and excluding interest on the mortgage debt of Petersburg Racquet Club). A similar payment for 1998 can be expected although the amount will vary depending on several factors including lot sales and interest rate changes. The principal outstanding is reduced by a certain agreed-upon amount as each property is sold in order for the lender to release its secured interest in the property being sold. The interest rates on the mortgages range from 8.5% to 10.0%. The development loans are renewed on an annual basis. (For additional information on the Company's mortgage debt, see Item 6. Management's Discussion and Analysis or Plan of Operation.)

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

     Investment Policies. The Company's primary objective with regard to real estate is to acquire raw land in the Augusta, Georgia area for the purpose of developing the land into separate homesites and home-building, which homes are built on a presold or speculative basis. (See Item 2. Description of Properties.) However, future development or investment activities may not be limited to this specific geographic area or to residential real estate. The Company's policy is to develop or acquire raw land or developed residential lots where management believes that opportunities exist for acceptable investment returns. The Company may expand or develop existing properties or sell such properties in whole or in part as determined by management.

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

     Policies with Respect to Other Activities. The Company has authority to offer and sell shares of its capital stock or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future, although it has no present intention of offering or selling any securities. The Company has no material outstanding loans to other entities or persons, including officers and directors. The Company may in the future make loans to joint ventures in which it participates in order to meet working capital needs of the venture. The Company has not engaged and does not intend to engage in the future in trading, underwriting or agency distribution or sale of securities of other issuers. Additionally, the Company has not invested in the securities of other issuers for the purpose of exercising control in the past three years; however, the Company may make such investments in the future. The Company intends to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940.

                            ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings except routine litigation that is incidental to its business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

     There is no public trading market for the securities of Crowell. As of December 31, 1997, there were approximately 750 holders of record of Crowell's Common Stock, without par value. No dividends have been paid on Crowell's Common Stock for more than two years and it is anticipated that Crowell will not pay dividends in the foreseeable future.

     Crowell did not issue or sell any shares of Common Stock during 1997 that were not registered under the Securities Act of 1933, as amended.

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

     On February 13, 1998,  the Company filed a Preliminary  Proxy  Statement on
Schedule  14A with the  Securities  and Exchange  Commission  for the purpose of eliminating the periodic reporting requirements under the Securities Exchange Act of 1934 by a reverse common stock split. The reverse common stock split, if consummated, will eliminate all common shareholders except the majority stockholder.

RESULTS OF OPERATION

     Management continually monitors inventory levels in relation to customer demand in order to build the needed number of homes. Management believes that housing inventory needs are dynamic and that a specific inventory level must be matched with anticipated consumer demand. Therefore, there is no specific amount of inventory which will always be the optimum.

     Home sales decreased by $1,093,103 or 17.5%, and commercial brokerage commissions decreased by $23,477 or 11.4% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The decrease in home sales primarily resulted from selling fewer homes in 1997 than in 1996. The decrease in commercial brokerage commissions resulted from the decrease in dollar amounts of property brokered in 1997.

     Gross profit percent on home sales decreased to 5.4% in 1997 from 8.5% in 1996. The decrease in gross profit percentage on home sales resulted primarily from building homes on rougher lots in 1997 as compared to 1996.

     Gross profit percent on commercial brokerage commissions increased from 31.0% in 1996 to 34.4% in 1997.

     Gross profit on lot sales increased from 49.2% in 1996 to 52.1% in 1997.

     Salaries decreased in 1997 as compared to 1996 by $110,837 or 21.0%, because of employee attrition. Management believes salary expense will be less in 1998 than in 1997 because of the loss of several employees during 1997. The Company does not plan to replace employees lost through attrition.

     Depreciation expense decreased by $814 or 4.3% in 1997 as compared to 1996 because several assets have been fully depreciated.

     Taxes and licenses decreased by $1,815 or 6.1%, in 1997 as compared to 1996.

     Building occupancy increased by $11,161 or 19.3% in 1997 as compared to 1996 because of an increase in maintenance costs.

     Office expense decreased in 1997 by $3,170 or 3.5% as compared to 1996. The decrease in office expenses in 1997 as compared to 1996 resulted primarily from the decrease in the number of employees and the decrease in number of Company operations.

     Advertising and promotion increased by $2,049 or 12.7%, in 1997 as compared to 1996.

     Legal and accounting expenses increased by $1,681 or 6.5%, in 1997 as compared to 1996. The decrease in legal and accounting fees resulted primarily from the reduction in audit fees and less use of attorneys in 1997 as compared to 1996.

     Communications expenses decreased by $1,276 or 7.6%, in 1997 as compared to 1996 because of lower long distance rates.

     Overall operating expenses decreased by $87,473 or 11.1% for 1997 as compared to 1996. The overall decreases in 1997 as compared to 1996 resulted primarily from decreases in salaries.

     Interest income increased by $7,264 in 1997 as compared to 1996 because of collections on a note receivable.

     Interest expense from continuing operations decreased by $69,616 in 1997 as compared to 1996 because of the decrease in housing inventory carried throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to sell land it presently owns to meet liquidity needs as it has done in the past. Together with revenues from other sources, such sales would be expected to generate sufficient cash to meet the Company's liquidity requirements. At December 31, 1997, available cash and proceeds from land, lot, and home sales were expected to be sufficient to meet the Company's requirements until spring of 1998 when home sales typically improve and provide cash for operations.

     The  Company  has  obtained   financing   historically  by  borrowing  from
conventional lending sources using land acquired for development as security for loans.

     Current and future liquidity needs are expected to be met by use of the proceeds from lot and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by the improved lots held for resale. (See Item 2. Description of Properties.) The interest rates on the development loans are the prime rates of the lenders (8.0% in December 1997) plus 1.0 to 1.5%. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The existing loans terminate in the years ending December 31, 1998 and 1999, at which time all principal and accrued interest are payable. There are no penalties for prepayment. Management expects to renew the development loans at that time.

     Residential home construction costs are financed through the use of additional commitments using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90 to 95% of the costs of the home, secured by the lot and improvements, at rates of 9.25% to 9.75% as of December 31, 1997. These loans are paid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

     Financing arrangements for long-term needs have not been made because such arrangements in the land development business are generally made on a project-by-project basis. Debt service on existing loans (loan balances totaled $2,967,064 as of December 31, 1997) and funds for operations are expected to be met from the proceeds of lot sales, land sales, home sales and real estate brokerage commissions. Notes maturing in 1998 total $2,227,564. The Company historically has renewed these notes annually although there are no assurances that such loans will be renewed by the financial institution. The notes will eventually be repaid from proceeds of land, lot, and home sales. (See Item 7. Financial Statements for additional details regarding notes payable.)

     The Company's financial condition at December 31, 1997, has deteriorated as compared to that of December 31, 1996. Stockholders' equity as of December 31, 1997, was $684,689 as compared to $741,869 at December 31, 1997.

     Properties held for resale decreased from $3,493,117 at December 31, 1996 to $3,415,398 at December 31, 1997, a decrease of $77,719, or 2.2%, which reflects the decrease in inventory to adjust to decreased sales. Properties held for resale will increase and decrease as management determines and builds the level of inventory needed to satisfy customer demand.

     Cash increased by $130,170 or 208%, at December 31, 1997, from December 31, 1996 because of $100,000 collected on December 31, 1997, from payment on the sale of Petersburg Racquet Club. (See Item 7. Financial Statements - Consolidated Statements of Cash Flows.)

     Receivables decreased from $161,907 at December 31, 1996, to $94,108 at December 31, 1997, a decrease of $67,799 or 41.9%, because of collections on a note receivable in connection with the sale of UDS.

     Other assets increased from $43,332 at December 31, 1996, to $60,750 at December 31, 1997, an increase of $17,418 or 40.2%.

     Notes payable decreased from $3,566,459 at December 31, 1996, to $2,967,064 at December 31, 1997, a decrease of $599,395 or 16.8%, because of the sale of Petersburg Racquet Club. Notes payable will increase and decrease in direct proportion to the level of housing inventory maintained by the Company.

     Accounts payable and accrued liabilities increased from $71,544 at December 31, 1996, to $181,238 at December 31, 1997, an increase of $109,694 or 153.3%.

     The Company has net operating loss carryforwards available of approximately $1,945,000 to offset against future federal taxable income. The maximum value of these carryforwards computed at maximum federal and state income tax rates is approximately $760,000. This amount is not reflected in the financial statements.

IMPACT OF INFLATION

     Although inflationary pressures were moderate in 1997 and 1996, the Company continues to seek ways to reduce the impact of inflation. To the extent permitted by competition, the Company passes increased costs on to customers by increasing sales prices of residential lots and homes.

SEASONALITY

     The Company typically sells more homes during the second and third quarters of the year than during the remainder of the year.

                          ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of Crowell & Co., Inc., and subsidiaries are included herein:

          Consolidated Balance Sheets - December 31, 1997 and 1996
          Consolidated  Statements of Operations - Years ended December 31, 1997 and 1996
          Consolidated  Statements  of Changes in  Stockholders'  Equity - Years
               ended December 31, 1997 and 1996
          Consolidated  Statements of Cash Flows - Years ended December 31, 1997 and 1996
          Notes to Consolidated  Financial Statements - Years ended December 31,
               1997 and 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Crowell & Co., Inc., and Subsidiaries
Augusta, Georgia

     We have audited the accompanying consolidated balance sheets of Crowell & Co., Inc., and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowell & Co., Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

CHERRY, BEKAERT & HOLLAND, L. L. P.

Augusta, Georgia
August 21, 1998

                      CROWELL & CO., INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 December 31,
                                                                 ------------
                                                              1997           1996
                                                          -----------    -----------
PROPERTIES HELD FOR RESALE
   Homes under construction and for sale                  $ 2,173,005    $ 2,276,944
   Developed residential land                               1,176,494      1,016,939
   Land held for future development                            65,899        199,234
                                                          -----------    -----------
                                                            3,415,398      3,493,117
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, including escrow funds
   of  $2,634 and $6,434 in 1997 and 1996, respectively       192,664         62,494
                                                          -----------    -----------
RECEIVABLES
   Notes                                                       93,522        126,316
   Accounts and other                                             586         35,591
                                                          -----------    -----------
                                                               94,108        161,907
                                                          -----------    -----------
PROPERTY AND EQUIPMENT
   Rental homes                                                90,000         90,000
   Petersburg Racquet Club                                          0      1,059,993
   Furniture, fixtures and equipment                           97,763        146,903
                                                          -----------    -----------
                                                              187,763      1,296,896
   Less accumulated depreciation                              (87,692)      (677,874)
                                                          -----------    -----------
                                                              100,071        619,022
                                                          -----------    -----------

OTHER ASSETS                                                   60,750         43,332
                                                          -----------    -----------
ASSETS OF BUSINESS TRANSFERRED UNDER
   CONTRACTUAL ARRANGEMENT                                    606,000             --
                                                          -----------    -----------
                                                          $ 4,468,991    $ 4,379,872
                                                          ===========    ===========

See notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,
                                                                            ------------
                                                                        1997           1996
                                                                    -----------    -----------
NOTES PAYABLE TO BANKS                                              $ 2,967,064    $ 3,566,459
                                                                    -----------    -----------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable                                                        132,918         21,155
Accrued expenses                                                         39,904         42,905
Customer deposits                                                         8,416          7,484
                                                                    -----------    -----------
                                                                        181,238         71,544
                                                                    -----------    -----------
OTHER LIABILITIES
Liabilities and deferred credit of business transferred
   under contractual arrangement                                        606,000             --
Deferred gain on disposal of Petersburg Racquet Club                     30,000             --
                                                                    -----------    -----------
   TOTAL LIABILITIES                                                $ 3,784,302    $ 3,638,003
                                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES

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
         accumulated dividends $147,000 ($0.28 per share)               525,000        525,000
      Series B preferred, 8% cumulative, stated value $1 per
         share; callable at $1 per share plus accumulated
         dividends, convertible into common stock at the rate of
         1 share for 4 preferred shares; authorized 486,899
         shares; issued and outstanding 486,899 shares;
         accumulated dividends $155,808 ($0.32 per share)               486,899        486,899
      Common, without par value; 50,000,000 shares authorized;
         2,520,835 shares issued and outstanding at December 31,
         1997 and 1996                                                  696,774        696,774
   Additional paid-in capital  Preferred stock - Series A                33,648         33,648
   Accumulated deficit                                               (1,057,632)    (1,000,452)
                                                                    -----------    -----------

       TOTAL STOCKHOLDERS' EQUITY                                       684,689        741,869
                                                                    -----------    -----------

                                                                    $ 4,468,991    $ 4,379,872
                                                                    ===========    ===========

                      CROWELL & CO., INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended December 31,
                                                       -----------------------
                                                         1997           1996
                                                     -----------    -----------
REVENUES
   Home sales                                        $ 5,160,165    $ 6,253,268
   Brokerage commissions                                 182,778        206,255
   Other income                                          138,420         89,798
   Lot sales                                             388,300        254,900
   Land sales                                            341,000             00
                                                     -----------    -----------
                                                       6,210,663      6,804,221
                                                     -----------    -----------
COST OF REVENUES
   Homes                                               4,881,475      5,721,184
   Agent commissions                                     119,921        142,395
   Other                                                  30,117             00
   Lots                                                  185,923        129,408
   Land                                                  133,335             00
                                                     -----------    -----------
                                                       5,350,771      5,992,987
                                                     -----------    -----------
OPERATING EXPENSES
   Salaries                                              417,260        528,097
   Depreciation                                           17,958         18,772
   Taxes and license                                      28,103         29,918
   Building occupancy                                     68,987         57,826
   Advertising and promotion                              18,155         16,106
   Office expense                                         88,168         91,338
   Legal and accounting                                   27,673         25,992
   Communications                                         18,001         16,725
   Completed home expenses                                12,996             00
                                                     -----------    -----------
                                                         697,301        784,774
                                                     -----------    -----------

     OPERATING INCOME                                    162,591         26,460
                                                     -----------    -----------

FINANCIAL INCOME (EXPENSE)
   Interest income                                         8,205            941
   Interest expense                                     (147,276)      (216,892)
                                                     -----------    -----------
                                                        (139,071)      (215,951)
                                                     -----------    -----------

   INCOME (LOSS) FROM CONTINUING OPERATIONS               23,520       (189,491)
                                                     -----------    -----------

DISCONTINUED OPERATIONS
   Income from residential brokerage division                 00         69,686
   Income from computer division                              00          3,306
   Gain on disposal of computer division                      00        159,927
   Loss from Petersburg Racquet Club                     (80,700)       (56,581)
                                                     -----------    -----------
                                                         (80,700)       176,338
                                                     -----------    -----------

   NET LOSS                                          $   (57,180)   $   (13,153)
                                                     ===========    ===========


(CONTINUED ON NEXT PAGE)

EARNINGS PER COMMON SHARE:

   Weighted average number of common
     shares outstanding                                2,520,835      2,520,835
   Basic earnings per share
     Loss from continuing operations                 $      (.02)   $     ( .11)
     Income (loss) from discontinued operations             (.03)           .07
                                                     -----------    -----------

   NET LOSS PER COMMON SHARE                         $      (.05)   $      (.04)
                                                     ===========    ===========

See notes to consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      Capital Stock Issued                     Additional Paid-In Capital
                                      --------------------                     --------------------------
                                                                                                         Total
                              Preferred     Preferred                    Preferred    Accumulated   Stockholders'
                               Series A      Series B       Common        Series A      Deficit         Equity
----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995   $   525,000   $   486,899   $   696,776    $    33,648   $  (987,299)   $   755,024

Purchase of Stock                     --            --            (2)            --            --             (2)
Net loss                              --            --            --             --       (13,153)       (13,153)
                             -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 1996   $   525,000   $   486,899   $   696,774    $    33,648   $(1,000,452)   $   741,869

Net loss                              --            --            --             --       (57,180)       (57,180)
                             -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 1997   $   525,000   $   486,899   $   696,774    $    33,648   $(1,057,632)   $   684,689
                             ===========   ===========   ===========    ===========   ===========    ===========

See notes to consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years ended December 31,
                                                                 ------------------------
                                                                    1997           1996
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $   (57,180)   $   (13,153)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                                  76,766         54,388
      Gain on disposal of assets                                    (15,139)      (159,927)
      Changes in assets and liabilities:
         (Increase) decrease in:
         Properties held for resale                                  77,719        436,080
         Accounts and other receivables                              35,005         60,719
         Home sale notes receivable                                   6,316         24,450
         Other assets                                               (17,418)        10,184
         Increase (decrease) in:
         Accounts payable                                           111,763        (56,928)
         Accrued expenses                                            (3,001)       (46,969)
         Customer deposits                                              932        (22,886)
         Deferred gain on disposal of Petersburg Racquet Club        30,000             --
                                                                -----------    -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                245,763        285,958
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                     100,000         80,000
   Purchase of property and equipment                              (156,944)      (329,579)
   Collections on notes receivable                                   26,478              0
                                                                -----------    -----------
             NET CASH USED IN INVESTING ACTIVITIES                  (30,466)      (249,579)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loans                                       4,190,611      4,679,657
   Payments of bank loans and other debt                         (4,275,738)    (4,922,106)
                                                                -----------    -----------
       NET CASH USED IN FINANCING ACTIVITIES                        (85,127)      (242,449)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                130,170       (206,070)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       62,494        268,564
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   192,664    $    62,494
                                                                ===========    ===========

SUPPLEMENTARY DISCLOSURES
   Interest paid (net of amount capitalized)                    $   146,932    $   262,853
   Note receivable from disposal of assets                               --        120,000

See notes to consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 1 - DESCRIPTION OF BUSINESS

     The principal operations of Crowell & Co., Inc., and its subsidiaries (the "Company") are development of residential properties for resale, home-building, and providing commercial real estate brokerage services. The Company acts as a general contractor on all development and home-building.

     Crowell & Co., Inc. ("Crowell"), the parent company, primarily develops residential properties in the Augusta, Georgia, metropolitan statistical area. Crowell also provides commercial real estate brokerage services.

     Keystone Homes, Inc. ("Keystone"), a wholly owned subsidiary of Crowell, builds single-family and multi-family homes on a presold and speculative basis in the Augusta, Georgia, metropolitan statistical area.

     The Company incurred a loss from continuing operations of $189,491 in 1996. The Company sold two of its divisions during 1997 and 1996, and management has initiated other internal changes which management believes will help return the Company to profitability. However, the real estate market in the Augusta area is subject to fluctuations beyond the Company's control. As discussed in Note 5, the Company also has additional borrowing capacity under its financing arrangements.

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

LOSS PER SHARE

     The loss per common share is computed using the weighted average of the number of shares outstanding during the years ended December 31, 1997 and 1996. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share, the convertible preferred stock is excluded from the computation of the loss per common share assuming full dilution. The preferred dividend accrued of $80,952 is subtracted from the income or loss for continuing operations and net loss for the purposes of computing the loss per common share regardless of whether the preferred dividend is paid. At the option of the holder, the preferred stock is convertible into common stock at one share for every four shares owed for a total potential of 252,975 shares.

CASH AND CASH EQUIVALENTS

     For the purpose of the Statements of Cash Flows, all highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

RECEIVABLES

     The Company uses the allowance method for recording bad debt.

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

RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified to conform with the financial statement presentation used in 1997. These reclassifications had no effect on net income.

CONCENTRATION OF RISK

     The Company operates in the Augusta, Georgia, MSA. Therefore, the Company can be adversely affected by local economic conditions. The Company had approximately $21,000 in excess of federally insured amounts on deposit in one bank.

NOTE 3 - NOTES RECEIVABLE

                                                               December 31,
                                                               ------------
                                                            1997         1996
                                                         ---------    ---------
Note receivable from an individual due in
  quarterly installments with interest at 8.8%,
  secured by all assets of UDS.  (See Note 9)            $  93,522    $ 120,000
Various second mortgage notes receivable on
  homes sold by Ivey at interest rates of 9.0%
  to 11.0%, due at various dates through 1997                   --        6,315
Note receivable from an individual due on
  December 31, 2002, interest receivable monthly,
  beginning January 31, 1999, at 8.3%, secured by PRC      136,000            0
                                                         ---------    ---------
Less allowance for doubtful accounts                      (136,000)           0
                                                         ---------    ---------
                                                         $  93,522    $ 126,315
                                                         =========    =========

     In the opinion of management, the fair value of the above financial instruments does not materially differ from the face value.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company leased its office space from the majority stockholder. On June 1, 1989, the Company entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company pay all property taxes, insurance and maintenance plus an annual rental. The Company is no longer obligated on one lease because the majority stockholder sold the building covered under the lease. The total minimum rental commitment at December 31, 1997, under these leases is $1,098,000, which is due as follows:

        Year ending December 31,
        ------------------------
                 1998                                  $   81,600
                 1999                                      85,200
                 2000                                      85,200
                 2001                                      87,600

                 2002                                      90,000
              Thereafter                                  668,400
                                                       ----------
                                                       $1,098,000
                                                       ==========

     The total rental expense for these leases included in the consolidated statements of income for the years ended December 31, 1997 and 1996, was $127,200 and $122,400, respectively. The Company received rental income of approximately $80,000 for two of the operating leases for both 1997 and 1996 which offset the rental expense.

     The Company sold Petersburg Racquet Club ("PRC") on December 31, 1997. The buyer of PRC assumed a note payable to the bank in the amount of approximately $576,000. The Company remains as a secondary debtor on the assumed note. Therefore, the Company has a contingent liability in the amount of the note payable balance in the event that the buyer of PRC fails to make payment under the note payable agreement.

NOTE 5 - NOTES PAYABLE

                                                                               December 31,
                                                                               ------------
                                                                            1997         1996
                                                                         ----------   ----------
To banks
  Secured by residential properties held for resale,  maturing at various dates through 1998, at interest rates from prime plus
    1.0% to 1.5% (8.5% to 10.0% at December 31, 1997 and 1996)           $2,906,630   $2,955,170
  Secured by Petersburg Racquet Club property, maturing 2009, at an
    interest rate of 7.5% at December 31, 1996 (see Note 4)                      --      541,461
  Secured by single-family homes held for resale and rental, maturing
    at various dates through 1998, at interest rates of 9.0% to 11.0%        60,434       69,828
                                                                         ----------   ----------
                                                                         $2,967,064   $3,566,459
                                                                         ==========   ==========

     In the opinion of management, the fair value of the above financial instruments does not materially differ from the face value.

     Under  provisions  of financing  arrangements  outstanding  at December 31,
1997, the Company has unused commitments for financing of approximately $1,170,000. These additional amounts are available upon request and approval of development progress and are subject to the same terms and obligations as those existing on December 31, 1997. The majority stockholder has personally guaranteed all bank loans. The president of Keystone has personally guaranteed all of Keystone's bank loans which amounts to additional guarantees of $2,077,264.

     Maturities of debt are as follows:

       Year ending December 31,
       ------------------------
                 1998                             $ 2,227,564
                 1999                                 739,500
                                                  -----------
                                                  $ 2,967,064
                                                  ===========

     Capitalized interest (see NOTE 2) was approximately $76,000 and $78,000 for the years ended December 31, 1997 and 1996, respectively. All other interest incurred was recognized as financial expense in the consolidated statements of income.

NOTE 6 - INCOME TAX MATTERS

     For the years ended December 31, 1997 and 1996, Crowell filed consolidated income tax returns with its subsidiary Keystone.

     For the years ended December 31, 1997 and 1996, no income tax provision was made because of the net losses the Company incurred. The Company reported $136,000 in income on its income tax return that was not recorded in income for financial reporting purposes. This income relates to the note receivable received by the Company on the sale of PRC. (See NOTE 3 and NOTE 9.) The Company used its net operating loss carryforward to eliminate the income tax liability on this income.

     Deferred tax assets and liabilities at December 31, 1997 and 1996, consist of the following:

                                                        Years ended December 31,
                                                        ------------------------
                                                            1997         1996
                                                         ---------    ---------
Deferred tax assets
   Federal and state net operating loss carryforwards    $ 760,000    $ 800,000
   Less valuation allowance                               (760,000)    (800,000)
                                                         ---------    ---------
Net deferred tax asset                                   $      --    $      --
                                                         =========    =========

     Remaining net operating loss carryforwards of $1,945,020 expire in varying amounts between December 31, 2002, and December 31, 2011, and are subject to Internal Revenue Code Section 382 limitations relating to a corporation's ability to use net operating loss carryforwards subsequent to a change in ownership. An expiration schedule is as follows:

       Year ending December 31
       -----------------------

                 2002                               $   207,118
                 2003                                   597,531
                 2004                                   154,945
                 2005                                   294,482
                 2010                                   683,502
                 2011                                     7,442
                                                    -----------
                                                    $ 1,945,020
                                                    ===========

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

     Any significant intersegment revenues for the periods presented have been eliminated. Various industry segment data is as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                        1997            1996
                                                    -----------     -----------
Net sales
   Real estate development                          $ 6,019,082     $ 6,597,966
   Real estate brokerage                                191,581         206,255
                                                    -----------     -----------
      Net sales                                     $ 6,210,663     $ 6,804,221
                                                    ===========     ===========
Operating income
   Real estate development                          $   122,767     $    (9,843)
   Real estate brokerage                                 39,824          36,303
                                                    -----------     -----------
      Operating income                              $   162,591     $    26,460
                                                    ===========     ===========
Capital expenditures
   Real estate development                          $   156,944     $   324,215
   Real estate brokerage                                     --              --
                                                    -----------     -----------
      Net capital expenditures                      $   156,944     $   324,215
                                                    ===========     ===========
Depreciation and amortization
   Real estate development                          $    17,958     $    18,772
   Real estate brokerage                                     --              --
                                                    -----------     -----------
      Net depreciation and amortization             $    17,958     $    18,772
                                                    ===========     ===========
Assets employed
   Real estate development                          $ 4,468,991     $ 4,379,872
   Real estate brokerage                                     --              --
                                                    -----------     -----------
                                                    $ 4,468,991     $ 4,379,872
                                                    ===========     ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

     Keystone purchases developed lots for home construction from Home Sites, Ltd. ("Home Sites"), an entity related by common control. For the year ended December 31, 1996 such purchases were $79,500. Crowell also provides management services to Home Sites. For the year ended December 31, 1996 management fees earned by the Company were $5,430.

     The Company received $120,275 in real estate commissions from property sold to Home Sites by an unrelated party for the year ended December 31, 1997. For the year ended December 31, 1997, an officer of the Company purchased a home from the Company. The sales price was $172,069. The cost of the home was $161,918.

NOTE 9 - DISCONTINUED OPERATIONS

     On December 16, 1996 Crowell sold United Data Systems, Inc., ("UDS"), a computer software company. The sales price of UDS was $200,000 which was received in the form of $80,000 in cash and a note receivable of $120,000 which is secured by all sold and future assets of UDS. The net book value of UDS was approximately $40,000. Therefore, a gain of approximately $160,000 was recognized on the sale. The purchaser of UDS was Chin U. Yu ("Chin"). There was no material relationship between Crowell and Chin at the time of the sale. No income tax was incurred from the sale of UDS because of the operating loss incurred by Crowell for 1997. Total revenue for UDS for the years ended December 31, 1996 was $562,713.

     On December 31, 1997, Crowell sold the real estate and business operation known as Petersburg Racquet Club ("PRC") to Craig S. Jones, an individual. No material relationship existed between Mr. Jones and Crowell at the time of the sale. The purchase price of PRC was approximately $818,000. This amount was received in the form of approximately $100,000 in cash, the assumption of a mortgage loan on PRC in the amount of approximately $576,000, the execution of a note secured by a second mortgage on PRC in favor of Crowell in the amount of approximately $129,000, the execution of a note in favor of Crowell in the amount of approximately $7,000 and the obligation to pay Crowell the accounts receivable of PRC at December 31, 1997, which were approximately $6,000, as they were received. As a result of the Company remaining liable on the assumed mortgage note, the Company has accounted for the PRC transaction following the treatment set forth in the Securities Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation". Accordingly, the assets of PRC at the sale date have been recorded under the caption Assets of business transferred under contractual arrangement with a corresponding amount recorded under Liabilities and deferred credit of business transferred. The $166,000 gain on sale of PRC has been separately deferred as a deferred gain of $30,000 and a reduction in the notes receivable from Mr. Jones in the amount of $136,000. The Company will continue to follow this accounting treatment until the amount of the outstanding debt which Mr. Jones has assumed declines to a level which permits the Company to record the transaction as a sale. Revenues from PRC for the years ended December 31, 1997 and 1996, were $298,563 and $185,190, respectively.

NOTE 10 - OTHER MATTERS

     On February 13, 1998,  the Company filed a Preliminary  Proxy  Statement on
Schedule  14A with the  Securities  and Exchange  Commission  for the purpose of eliminating the periodic reporting requirements under the Securities Exchange Act of 1934 by a reverse common stock split. The reverse common stock split, if consummated, will eliminate all common shareholders except the majority stockholder.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within the two year period ended December 31, 1997, there have been no changes in independent certified public accountants or disagreements with accountants on matters of accounting or financial disclosure.

     The Company has not had an audit performed for the year ended December 31, 1997. The Company filed a proxy statement which requested a vote at a Special Meeting of the stockholders that would eliminate the periodic reporting requirements of the Securities Acts. This vote was delayed by the SEC when the proxy statement and Schedule 13E-3 were under review. During this interim period the 10-KSB became due. The Company has contacted its accountants and is in the process of having an audit performed.

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS

     Set forth below is certain information as of June 8, 1997, about each of the directors and executive officers of Crowell.

Name                       Age     Office
----                       ---     ------

Otis L. Crowell            63      Director, President and Chairman of the Board

O. Lamar Crowell, Jr.      32      Director and Vice President

Mark L. Gilliam            36      Director, Vice President, Secretary and Chief
                                   Financial Officer

     Mr. Crowell has served as President and as a Director of Crowell or its predecessor since 1969, and Chairman of the Board of Crowell since March 1988.

     Mr. Crowell, Jr., has served as Vice President and as a Director of Crowell since July, 1996. Mr. Crowell, Jr., has served as President of Keystone Homes since April 1995. For five years prior to his appointment as President of Keystone, Mr. Crowell served as a manager with Crowell.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require Crowell's executive officers and directors and persons who own more than 10% of Crowell's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of Crowell's Common Stock are required by SEC regulation to furnish Crowell with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, Crowell believes that during the fiscal year ended December 31, 1997, Crowell's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

                         ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table summarizes by category, for the fiscal years ended December 31, 1997, 1996, and 1995, the total compensation paid to the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonus for the fiscal year ended December 31, 1997, in an amount in excess of $100,000:

       Name and                        Year Ended
  Principal Position                   December 31,                 Salary
--------------------------------------------------------------------------------
Otis L. Crowell                            1997                   $ 120,000
   President and                           1996                     120,000
   Chief Executive Officer                 1995                     120,000

     The directors of the Company are not compensated for services rendered in such capacities.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth, as of June 8, 1997, information with respect to the beneficial ownership of shares of Common and Preferred Stock of the Company by each person known to be the beneficial owner of more than 5% of the outstanding shares of Common and Preferred stock and the holdings of directors and executive officers individually and as a group. Beneficial ownership as reported in the table has been determined in accordance with Securities Exchange Commission ("SEC") regulations and includes shares of Common Stock which may be acquired within 60 days upon the exercise of outstanding stock options and the conversion of shares of Preferred Stock of the Company. The named persons have sole voting and investment power with regard to the shares shown as owned by such persons. Pursuant to SEC regulations, all shares not currently outstanding which are subject to options or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Class" held by the holder thereof but are not deemed to be outstanding for the purpose of computing the "Percent of Class" held by any other shareholder of the Company.

                                      Common Stock      Series A Preferred    Series B Preferred       Combined Voting
                                      Beneficially      Stock Beneficially    Stock Beneficially      Power (Common and
                                     Owned (Percent       Owned (Percent        Owned (Percent      Preferred Considered
     Name and Address                 of Class)(1)         of Class)(2)          of Class)(3)       as a Single Class)(4)
-------------------------------------------------------------------------------------------------------------------------
Florice Clark(5)                          121,725                     -               486,899                    4.4%
   3554 Old Ferry Road                     (4.6%)                                      (100%)
   Martinez, GA  30907

Otis L. Crowell*(5)                     1,876,622                87,500                     -                   68.2%


   3750 Evans to Locks Road               (73.8%)               (16.7%)
   Augusta, GA  30907

Mark L. Gilliam*                            1,250                     -                     -                       +
   3696 El Cordero Road                         +
   Martinez, GA  30907

Robert M. Hunter(5)                        70,000               280,000                     -                    2.5%
   3801 High Hampton Drive                 (2.7%)               (53.3%)
   Martinez, GA  30907

Dennis Stanfield                          161,436                     -                     -                    5.9%
   P.O. Box 4501                           (6.0%)
   Martinez, GA  30907

Robert M. Hunter, Jr.                      13,125                52,500                     -                       +
   3 Beech Lane                                 +               (10.0%)
   Morristown, NJ  07960

Beverly H. Taylor                          13,125                52,500                     -                       +
   688 Woodhall Abbey Court                     +               (10.0%)
   Martinez, GA  30907

Ben W. Hunter                              13,125                52,500                     -                       +
   3109 West Road                               +               (10.0%)
   Martinez, GA 30907

All executive officers                  1,877,872                     -                     -                   68.2%
   and directors as a group               (73.4%)
   (2 persons)

+    Less than 1.0%
*    Executive officer or director

(1)  Based on 2,520,835 shares of Common Stock outstanding on February 29, 1997.

(2) Based on 525,000 shares of Series A Preferred Stock outstanding on June 8, 1998. Holders of the Series A Preferred Stock vote on the basis of one vote for each four shares of Series A Preferred Stock held with holders of Common Stock and holders of Series B Preferred Stock, all voting as a single class. The Series A Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

(3) Based on 486,899 shares of Series B Preferred Stock outstanding on June 8, 1998. Holders of the Series A Preferred Stock vote on a one vote for each four shares of Series B Preferred Stock held with holders of Common Stock and holders of Series A Preferred Stock, all voting as a single class. The Series B Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its office space from Otis L. Crowell, who serves as the President of Crowell. On June 1, 1989, Crowell entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company will pay all property taxes, insurance and maintenance plus an annual rental fee. The Company is no longer obligated on one lease because the majority stockholder sold the building covered under the lease. The total minimum rental commitment at December 31, 1997, under these leases is $1,098,000, which is due as follows:

                      1998                            $   81,600
                      1999                                85,200
                      2000                                85,200
                      2001                                87,600
                      2002                                90,000
                      2003-2009                          668,400
                                                      ----------
                                                      $1,098,000
                                                      ==========

     The total rental expense for these leases included in the consolidated statements of income for each year ended December 31, 1997 and 1996, was $127,200 and $122,400, respectively. The Company received rental income of approximately $80,000 for two of the operating leases for both 1997 and 1996 which offset the rental expense.

     The Company sold Petersburg Racquet Club ("PRC) on December 31, 1997. The buyer of PRC assumed a note payable to the bank in the amount of approximately $576,000. The Company remains as a secondary debtor on the assumed note. Therefore, the Company has a contingent liability in the amount of the note payable balance in the event that the buyer of PRC fails to make payment under the note payable agreement.

     Keystone purchases developed lots for home construction from Home Sites. For the year ended December 31, 1996, such purchases were $79,500. Crowell also provides management services to Home Sites. For the year ended December 31, 1996, management fees earned by the Company were $5,430.

     The Company received $120,275 in real estate commissions from property sold to Home Sites by an unrelated party for the year ended December 31, 1997. The President of Crowell received a real estate commission of $72,165 on this transaction.

     For the year ended December 31, 1997, an officer of the Company purchased a home from the Company. The sales price was $172,069. The cost of the home was $161,918.

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

     10.10 Agreement to purchase business dated December 16, 1996, between the Company and Chin U. Yu

     10.11 Agreement to purchase business dated December 16, 1997, between the Company and Craig S. Jones (filed herewith)

     11    Computation of earnings per share

     12    Subsidiaries

     27    Financial Data Schedule

 b)   Reports on Form 8-K.

      The Company filed one report on Form 8-K during the Quarter ended December 31, 1997.

               Date of Report                            Item Reported
               --------------                            -------------
             December 31, 1997                  Sale of Petersburg Racquet Club

No financial statements were filed with this report.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CROWELL & CO., INC.

DATE  Oct 5, 1998                          /s/ Otis L. Crowell
      -----------                              ---------------
                                               Otis L. Crowell, President
                                               and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE      Oct 5, 1998                      /s/ Otis L. Crowell
          -----------                          ---------------
                                               Otis L. Crowell, President
                                               and Chairman of the Board

DATE      Oct 5, 1998                      /s/ Mark L. Gilliam
          -----------                          ---------------
                                               Mark L. Gilliam, Director, Vice
                                               President, Secretary and Chief
                                               Financial Officer

DATE      Oct 5, 1998                      /s/ O. Lamar Crowell, Jr.
          -----------                          ---------------------
                                               O. Lamar Crowell, Jr., Director

                                INDEX OF EXHIBITS

10.11 Agreement to purchase business dated December 16, 1997, between the Company and Craig S. Jones

11     Computation of earnings per share

12     Subsidiaries

27     Financial Data Schedule