Form 10KSB40/A
period 1997-12-31
CROWELL & CO INC /GA/
filed 1998-10-23
CIK 65905

Page 1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                  Amendment #1

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

     Communications expenses increased by $1,276 or 7.6%, in 1997 as compared to 1996.

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

     13    Annual Report to Stockholders

     21    Subsidiaries

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
                                               O. Lamar Crowell, Jr., Director

                                INDEX OF EXHIBITS

11     Computation of earnings per share

13     Annual Report to Shareholders

21     Subsidiaries

27     Financial Data Schedule