Form 10QSB
period 1998-09-30
CROWELL & CO INC /GA/
filed 1998-11-27
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of issuer's common equity as of November 24, 1998, is 2,520,835.

                               CROWELL & CO., INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART 1 - FINANCIAL INFORMATION

         ITEM 1 - Financial Statements ..............................       4

         ITEM 2 - Management's Discussion and Analysis ..............       8

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

     Condensed Consolidated Balance Sheet
          September 30, 1998

     Condensed Consolidated Statements of Operations and Accumulated Deficit -
          Three month and nine month periods ended September 30, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows -
          Three month and nine month periods ended September 30, 1998 and 1997

     Notes to Condensed Consolidated Financial Statements

                      CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998

                                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
    Homes under construction and for sale                           $ 2,279,619
    Developed residential                                               875,946
    Land held for future development and other                           19,000
                                                                    -----------
                                                                      3,174,565
                                                                    -----------

CASH AND CASH EQUIVALENTS                                               182,915
                                                                    -----------

RECEIVABLES                                                              71,801
                                                                    -----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                              68,390
                                                                    -----------

ASSET OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT             606,000
                                                                    -----------

OTHER ASSETS                                                             59,660
                                                                    -----------

                                                                    $ 4,163,331
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                              $ 2,672,234
                                                                    -----------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   180,938
                                                                    -----------
LIABILITY OF ASSET OF BUSINESS TRANSFERRED
  UNDER CONTRACTUAL ARRANGEMENT                                         636,000
                                                                    -----------
STOCKHOLDERS' EQUITY
   Preferred stock                                                    1,011,899
   Common stock                                                         696,774
   Paid-in capital                                                       33,648
   Accumulated deficit                                               (1,068,162)
                                                                    -----------
                                                                        674,159
                                                                    -----------

                                                                    $ 4,163,331
                                                                    ===========

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                ---------------------------     ---------------------------
                                                    1998            1997            1998            1997
                                                -----------     -----------     -----------     -----------
REVENUES
   Home sales                                   $ 1,642,909     $ 1,749,552     $ 4,132,716     $ 4,389,114
   All other revenues                                64,556         500,365         383,231         914,834
                                                -----------     -----------     -----------     -----------

                                                  1,707,465       2,249,917       4,515,947       5,303,948
                                                -----------     -----------     -----------     -----------
COST OF REVENUES
   Homes                                          1,405,526       1,703,793       3,673,404       4,140,646
   All other costs                                   64,807         162,016         242,721         409,152
                                                -----------     -----------     -----------     -----------

                                                  1,470,333       1,865,809       3,916,125       4,549,798
                                                -----------     -----------     -----------     -----------

OPERATING EXPENSES                                   84,473         182,843         516,226         554,131
                                                -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                              52,659         201,265          83,596         200,019
                                                -----------     -----------     -----------     -----------

OTHER INCOME                                         (3,884)         29,716          22,521          61,488
                                                -----------     -----------     -----------     -----------

NET FINANCIAL EXPENSE                                35,529          47,258         116,510         112,626
                                                -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS         13,246         183,723         (10,393)        148,881
                                                -----------     -----------     -----------     -----------

DISCONTINUED OPERATIONS                                   0         (60,923)              0         (77,492)
                                                -----------     -----------     -----------     -----------

INCOME (LOSS)                                        13,246         122,800         (10,393)         71,389
                                                -----------     -----------     -----------     -----------
ACCUMULATED DEFICIT
   Beginning of period                           (1,081,408)     (1,051,863)     (1,057,632)     (1,000,452)
   Miscellaneous adjustment                               0               0            (137)              0
   End of period                                 (1,068,162)       (929,063)     (1,068,162)       (929,063)
                                                -----------     -----------     -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        2,520,835       2,520,835       2,520,835       2,520,835

NET LOSS PER COMMON SHARE
  Primary earnings per share
  Income (loss) from continuing operations      $       .00     $       .06     ($      .03)    $       .03
  Income (loss) from discontinued operations            .00            (.02)            .00            (.03)
                                                -----------     -----------     -----------     -----------
                                                $       .00     $       .04     ($      .03)    $       .00

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
                                                        1998            1997            1998            1997
                                                    -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $    13,246     $   122,800     $   (10,393)    $    71,389
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
   Depreciation and amortization                          6,900          20,400          20,700          61,200
     Net decrease in inventory, receivables,
     prepaids, payables and accruals                    137,856         610,442         331,128         516,926
                                                    -----------     -----------     -----------     -----------

   Net cash provided by operating activities            158,002         753,642         341,435         649,515
                                                    -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (14,102)              0         (56,217)       (159,752)
   Receipts on notes                                      9,936          11,500          29,174          25,871
                                                    -----------     -----------     -----------     -----------

   Net cash provided by (used in) investing
   activities                                            (4,166)         11,500         (27,043)       (133,881)
                                                    -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                           1,271,920         936,891       3,116,145       3,347,237
   Payments of borrowings                            (1,392,709)     (1,613,982)     (3,440,286)     (3,762,672)
                                                    -----------     -----------     -----------     -----------

   Net cash used in financing activities               (120,789)       (677,091)       (324,141)       (415,435)
                                                    -----------     -----------     -----------     -----------

NET INCREASE IN CASH                                     33,047          88,051          (9,749)        100,199

CASH AT BEGINNING OF PERIOD                             149,868          74,642         192,664          62,494
                                                    -----------     -----------     -----------     -----------

CASH AT END OF PERIOD                               $   182,915     $   162,693     $   182,915     $   162,693
                                                    ===========     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES
   Interest paid, net of amount capitalized         $    36,745     $    64,723     $   120,078     $   149,957

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

NOTE 2 - LOSS PER SHARE

The income (loss) per common share has been computed using the weighted average of the number of shares outstanding during the three and nine month periods ended September 30, 1998 and 1997. Because inclusion of convertible preferred stock would have an anti-dilutive or no effect on the income (loss) per common share, the convertible preferred stock is excluded from the computation of the income (loss) per common share assuming full dilution for the quarters ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Total revenues for the quarter ended September 30, 1998, are $542,452 less than revenues for the quarter ended September 30, 1997. This can be attributed to a decrease in home sales of $106,643 and a decrease in lot and land sales of approximately $400,000.

Currently sales backlog on Company constructed homes is $2,554,862. Construction on these homes is 42% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, from 2.6% to 14.4%.

Operating expenses increased by $1,630 for the quarter ended September 30, 1998, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the third quarter of 1998 of $13,246 compared to a net income of $122,800 for the third quarter of 1997.


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

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $950,000 as of September 30, 1998, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,278,233 as of September 30, 1998) and funds for operations are expected to be met from the proceeds of home, lot, and land sales. Notes maturing in the next twelve months total approximately $3,200,000. At September 30, 1998, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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


RESULTS OF OPERATIONS  FOR THE NINE MONTH  PERIODS ENDED  SEPTEMBER 30, 1998 AND
1997

Total revenues for the nine months ended September 30, 1998, are $788,001 less than for the nine months ended September 30, 1997. This can be attributed primarily to a decrease in home sales of approximately $260,000 and a decrease in lot and land sales of approximately $260,000 and a decrease in real estate commissions of approximately $120,000.

Gross profit percent on home sales increased from 5.7% for the nine months ended September 30, 1997, to 11.1% for the nine months ended September 30, 1998.

Operating expenses decreased by $37,905 for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.

Net loss for the nine months ended September 30, 1998, was $10,393 compared with a net income of $71,389 for the nine months ended September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CROWELL & CO., INC.


November 24, 1998                       By: Mark L. Gilliam
                                            --------------------------
                                            Mark L. Gilliam
                                            Vice President on Behalf of
                                            the registrant and as Chief
                                            Financial Officer