Form 10KSB40
period 1998-12-31
CROWELL & CO INC /GA/
filed 1999-04-15
CIK 65905

Page 1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Issuer's revenues for its most recent fiscal year:  $6,954,730.

The aggregate market value of the voting stock held by non-affiliates is unknown to registrant. Registrant is unaware of any sales or purchases of its stock during the 60 day period ending March 31, 1999.

The number of shares outstanding of issuer's common equity as of March 31, 1999, is 2,520,835.

The Index of Exhibits is on page 33.

                                                                          Page 2
                                TABLE OF CONTENTS

                                      PART 1                                PAGE

ITEM  1    Description of Business..........................................   3

ITEM  2    Description of Properties........................................   5

ITEM  3    Legal Proceedings................................................   7

ITEM  4    Submission of Matters to a Vote of Security Holders..............   7


                                     PART II

ITEM  5    Market for Common Equity and Related Stockholder Matters.........   8

ITEM  6    Management's Discussion and Analysis or Plan of Operation........   8

ITEM  7    Financial Statements.............................................  11

ITEM  8    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................  24


                                    PART III

ITEM  9    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................  25

ITEM 10    Executive Compensation...........................................  26

ITEM 11    Security Ownership of Certain Beneficial Owners and Management...  26

ITEM 12    Certain Relationships and Related Transactions...................  28

ITEM 13    Exhibits and Reports on Form 8-K.................................  29

           Signatures.......................................................  31

           Index of Exhibits................................................  32

                                                                          Page 3
                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Crowell & Co., Inc., is a Georgia corporation ("Crowell") which was incorporated in 1968. The offices of Crowell are located at 610 Industrial Park Boulevard, Evans, Georgia, 30809. The telephone number is (706) 855-1099.

     The principal business of Crowell and its subsidiary, Keystone Homes, Inc. ("Keystone", together, the "Company"), is home-building and the development of residential properties for resale. Crowell primarily develops residential properties. Crowell's business plan is to acquire new properties for development in profitable markets based on current and expected demand. Analysis and acquisition of new properties are ongoing. Crowell sold its computer division, United Data Systems ("UDS") to Chin Yu on December 16, 1996. Crowell sold Petersburg Racquet Club, its pool and tennis facility to Craig S. Jones on December 31, 1997. (See Dispositions of Assets on page 4.)

     Crowell acquires and develops land for home-building primarily in Columbia County, Georgia. Columbia County is in east central Georgia and is included in the Augusta Metropolitan Statistical Area ("MSA"). This MSA contains Richmond, Columbia, and McDuffie Counties in Georgia and Aiken and Edgefield Counties in South Carolina. The population of this MSA was approximately 461,000 in 1998. Columbia County had a population of approximately 92,000 in 1998. While Columbia County is primarily a suburban and rural community, the industrial base is growing as local political and business leaders have made intensive efforts to lure new industries. Crowell believes Columbia County is highly desirable for homebuyers for many reasons, including the county's high quality school system and accessibility to employment, shopping, and entertainment.

     Keystone (a wholly owned subsidiary of Crowell) builds single family homes on a presold and speculative basis. Keystone builds in all of Crowell's developments and in one of Home Sites, Ltd.'s (a Georgia limited partnership of which Otis L. Crowell, President and Chairman of the Board, and majority shareholder of Crowell, is the general partner) developments. Generally, Keystone does not build outside of Crowell or Home Sites, Ltd. ("Home Sites") developments. The revenues of Keystone constituted 92% of the total revenues of the Company for the fiscal year ended December 31, 1998.

     Keystone purchases developed lots for home construction from Home Sites. For the year ended December 31, 1998, such purchases were $58,000. Crowell also provides management services to Home Sites. For the year ended December 31, 1998, management fees earned by the Company were $69,645.

     Currently, Keystone's home prices (which include lot costs) range from approximately $95,000 to $215,000. Heated square footage in these homes ranges from 1,200 to 3,400 square feet. Keystone builds single family detached homes. Keystone uses either concrete slabs or flooring systems in the construction of its homes and exterior materials may be brick, vinyl siding, or stucco.

     Keystone's backlog at December 31, 1998, was approximately $2,900,000. Backlog represents the dollar amount of sales pending on signed contracts where Keystone has not completed construction of the homes under contract. Construction was approximately 36% complete on these contracts at December 31, 1998. Management believes all backlog at December 31, 1998, will be completed during 1999.

     All operations of the Company are domestic.

DISPOSITIONS OF ASSETS

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

     On December 31, 1997, Crowell sold the real estate and business operation known as Petersburg Racquet Club ("PRC") to Craig S. Jones, an individual. No material relationship existed between Mr. Jones and Crowell before the sale. The purchase price of PRC was approximately $818,000. This amount was received in the form of approximately $100,000 in cash, the assumption of a mortgage loan on PRC in the amount of approximately $576,000, the execution of a note secured by a second mortgage on PRC in favor of Crowell in the amount of approximately $129,000, the execution of a note in favor of Crowell in the amount of approximately $7,000 and the obligation to pay Crowell the accounts receivable of PRC at December 31, 1997, which are approximately $6,000, as they are received. The net book value of PRC at the time of the sale was approximately $652,000. The Company was, and continues to be, a guarantor on the mortgage loan assumed by Mr. Jones. As a result the Company has accounted for the PRC transaction following the treatment set forth in the Securities Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation". Accordingly, the assets of PRC at the sale date have been recorded under the caption Assets of business transferred under contractual arrangement with a corresponding amount recorded under Liabilities and deferred credit of business transferred. The $166,000 gain on sale of PRC has been separately deferred as a deferred gain of $30,000 and a reduction of notes receivable from Mr. Jones in the amount of $136,000. The Company will continue to follow this accounting treatment until the amount of the outstanding debt which Mr. Jones has assumed declines to a level which permits the Company to record the transaction as a sale. Revenues from PRC for the year ended December 31, 1997, were $298,563.


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

SOURCES AND AVAILABILITY OF RAW MATERIALS

     There is an adequate supply of building materials available in the Augusta, Georgia area. Major suppliers of the Company are Howard Lumber Company, Maner Builders Supply Company, Yohe Plumbing, Hutto Plumbing, Inc., Universal Cabinets, CSR Concrete, Wickes Lumber Company, The Carpet Shop, Ferguson Enterprises, Smith's Landscape Nursery, and Creighton Laircey.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had eight (8) full time employees. The Company has one (1) commercial real estate agent.


                        ITEM 2. DESCRIPTION OF PROPERTIES

     At December 31, 1998, the principal properties held by the Company, all of which are located in Columbia County, Georgia, unless otherwise noted, included:

         Mortgage                    Project/                                                            Mortgage
       Description               Subdivision Name      Location       Existing Use    Planned Use        Balance
-----------------------------------------------------------------------------------------------------------------
9.4 acres undeveloped land      None                Fury's Ferry Rd     None            Commercial/         None
                                                                                        Shopping Ctr

1.41 acres undeveloped land     None                The Pass            None            Commercial          None

48 developed lots               Chaparral           The Pass                            Residential         None

6 developed lots                Bakers Ferry        The Pass                            Residential $     39,000

27 developed lots               Cedar Rock          The Pass            None            Residential       96,500

Homes under construction        Bakers Ferry        The Pass            Sales                            615,383
                                                                        inventory

Homes under construction        The Boulders        The Pass            Sales                            288,000
                                                                        inventory

Homes under construction        Cedar Rock          The Pass            Sales                            578,404
                                                                        inventory

Homes under construction        Chaparral           The Pass            Sales                            409,829
                                                                        inventory

Homes under construction        Lakes & Streams     South Carolina      Sales                            202,138
                                                                        inventory

Homes under construction        Walnut Grove        South Carolina      Sales                            141,943
                                                                        inventory                     __________

         Total mortgage debt                                                                        $  2,371,197
                                                                                                    ============

     The Company holds title on the above properties in fee simple. All land is properly zoned for its listed potential use. Management believes that Crowell and Keystone are in compliance with all wetlands, setback, and zoning regulations. Management believes that all properties are adequately insured.

     The interest expense for the year ended December 31, 1998, on the mortgage debt was approximately $260,000 (including capitalized interest). A similar payment for 1999 can be expected although the amount will vary depending on several factors including lot sales and interest rate changes. The principal outstanding is reduced by a certain agreed-upon amount as each property is sold in order for the lender to release its secured interest in the property being sold. The interest rates on the mortgages range from 8.25% to 8.75%. The development loans are renewed on an annual basis. (For additional information on the Company's mortgage debt, see Item 6. Management's Discussion and Analysis or Plan of Operation.)

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

     There is no public trading market for the securities of Crowell. As of December 31, 1998, there were approximately 750 holders of record of Crowell's Common Stock, without par value. No dividends have been paid on Crowell's Common Stock for more than two years and it is anticipated that Crowell will not pay dividends in the foreseeable future.

     Crowell did not issue or sell any shares of Common Stock during 1998 that were not registered under the Securities Act of 1933, as amended.


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

     Home sales increased by $1,228,906 or 23.8%, and commercial brokerage commissions decreased by $120,872 or 66% for the year ended December 31, 1998, as compared to the year ended December 31, 1997.

     Gross profit percent on home sales increased to 9.7% in 1998 from 5.4% in 1997.

     Gross profit percent on commercial brokerage commissions decreased from 34.4% in 1997 to 27.0% in 1998.

     Gross profit on lot sales increased from 52.1% in 1997 to 56.3% in 1998.

     Salaries decreased in 1998 as compared to 1997 by $16,814 or 4.2%.

     Depreciation expense decreased by $784 or 4.6% in 1998 as compared to 1997.

     Taxes and licenses decreased by $8,335 or 29.7%, in 1998 as compared to 1997.

     Building occupancy decreased by $31,678 or 45.9% in 1998 as compared to 1997. Office expense decreased in 1998 by $152 or .2% as compared to 1997.

     Advertising and promotion increased by $925 or 5.1% in 1998 as compared to 1997.

     Legal and accounting expenses decreased by $458 or 1.7% in 1998 as compared to 1997.

     Communications expenses decreased by $1,159 or 6.4% in 1998 as compared to 1997.

     Overall operating expenses decreased by $24,746 or 3.5% for 1998 as compared to 1997.

     Interest income increased by $9,354 in 1998 as compared to 1997.

     Interest expense from continuing operations increased by $3,368 or 2.3% in 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to sell land it presently owns to meet liquidity needs as it has done in the past. Together with revenues from other sources, such sales would be expected to generate sufficient cash to meet the Company's liquidity requirements. At December 31, 1998, available cash and proceeds from land, lot, and home sales were expected to be sufficient to meet the Company's requirements until spring of 1999 when home sales typically improve and provide cash for operations.

     The  Company  has  obtained   financing   historically  by  borrowing  from
conventional lending sources using land acquired for development as security for loans.

     Current and future liquidity needs are expected to be met by use of the proceeds from lot and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by the improved lots held for resale. (See Item 2. Description of Properties.) The interest rates on the development loans are 8.25% to 8.75% in December 1998. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The existing loans terminate in the years ending December 31, 1999 and 2000, at which time all principal and accrued interest are payable. There are no penalties for prepayment. Management expects to renew the development loans at that time.

     Residential home construction costs are financed through the use of additional commitments using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90 to 95% of the costs of the home, secured by the lot and improvements, at rates of 8.25% to 8.75% as of December 31, 1998. These loans are paid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

     Financing arrangements for long-term needs have not been made because such arrangements in the land development business are generally made on a project-by-project basis. Debt service on existing loans (loan balances totaled $2,399,759 as of December 31, 1998) and funds for operations are expected to be met from the proceeds of lot sales, land sales, home sales and real estate brokerage commissions. Notes maturing in 1999 total $2,379,005. The Company historically has renewed these notes annually although there are no assurances that such loans will be renewed by the financial institution. The notes will eventually be repaid from proceeds of land, lot, and home sales. (See Item 7. Financial Statements for additional details regarding notes payable.)

     The Company's financial condition at December 31, 1998, has improved as compared to that of December 31, 1997. Stockholders' equity as of December 31, 1998, was $857,758 as compared to $684,689 at December 31, 1997.

     Properties held for resale decreased from $3,415,398 at December 31, 1997 to $2,975,611 at December 31, 1998, a decrease of $439,787, or 12.9%. Properties held for resale will increase and decrease as management determines and builds the level of inventory needed to satisfy customer demand.

     Cash increased by $51,390 or 26.7%, at December 31, 1998, from December 31, 1997.

     Receivables decreased from $94,108 at December 31, 1997, to $75,548 at December 31, 1998, a decrease of $18,560 or 19.7%, because of collections on a note receivable in connection with the sale of UDS.

     Other assets increased from $60,750 at December 31, 1997, to $64,531 at December 31, 1998, an increase of $3,781 or 6.2%.

     Notes payable decreased from $2,967,064 at December 31, 1997, to $2,399,759 at December 31, 1998, a decrease of $567,305 or 19.1%. Notes payable will increase and decrease in direct proportion to the level of housing inventory maintained by the Company.

     Accounts payable and accrued liabilities decreased from $181,238 at December 31, 1997, to $145,994 at December 31, 1998, a decrease of $35,244 or 19.4%.

     The Company has net operating loss carryforwards available of approximately $1,770,000 to offset against future federal taxable income. The maximum value of these carryforwards computed at maximum federal and state income tax rates is approximately $690,000. This amount is not reflected in the financial statements.

IMPACT OF INFLATION

     Although inflationary pressures were moderate in 1998 and 1997, the Company continues to seek ways to reduce the impact of inflation. To the extent permitted by competition, the Company passes increased costs on to customers by increasing sales prices of residential lots and homes.

SEASONALITY

     The Company typically sells more homes during the second and third quarters of the year than during the remainder of the year.

                          ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

The following consolidated financial statements of Crowell & Co., Inc., and subsidiaries are included herein:

     Consolidated Balance Sheet - December 31, 1998

     Consolidated Statements of Operations - Years ended December 31, 1998 and
          1997

     Consolidated  Statements of Changes in  Stockholders'  Equity - Years ended
          December 31, 1998 and 1997

     Consolidated  Statements of Cash Flows - Years ended  December 31, 1998 and
          1997

     Notes to Consolidated  Financial Statements - Years ended December 31, 1998 and 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Crowell & Co., Inc., and Subsidiaries
Augusta, Georgia

     We have audited the accompanying consolidated balance sheet of Crowell & Co., Inc., and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowell & Co., Inc., and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            /s/ ELLIOTT, DAVIS & COMPANY, L.L.P.

Augusta, Georgia
April 13, 1999

                      CROWELL & CO., INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998

                                     ASSETS

PROPERTIES HELD FOR RESALE
   Homes under construction and for sale                            $ 2,433,454
   Developed residential land                                           710,775
   Land held for future development                                      19,000
                                                                    -----------
                                                                      3,163,229
                                                                    -----------

CASH AND CASH EQUIVALENTS, including escrow funds of $3,984             244,054
                                                                    -----------
RECEIVABLES
   Notes                                                                 54,196
   Accounts and other                                                    21,352
                                                                    -----------
                                                                         75,548
                                                                    -----------
PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment                                    149,641
                                                                    -----------
                                                                        149,641
   Less accumulated depreciation                                        (75,874)
                                                                    -----------
                                                                         73,767
                                                                    -----------

OTHER ASSETS                                                             64,531
                                                                    -----------

ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT            606,000
                                                                    -----------

                                                                    $ 4,227,129
                                                                    ===========

The accompanying notes are an integral part of this consolidated financial statement.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                              $ 2,399,759
                                                                    -----------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable                                                        297,241
Accrued expenses                                                         32,387
Customer deposits                                                         3,984
                                                                    -----------
                                                                        333,612
                                                                    -----------
OTHER LIABILITIES
Liabilities and deferred credit of business transferred under
   contractual arrangement                                              606,000
Deferred gain on disposal of Petersburg Racquet Club                     30,000
                                                                    -----------
                                                                        636,000
                                                                    -----------

   TOTAL LIABILITIES                                                $ 3,369,371
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Capital stock:
     Preferred, voting and non-participating, without par
          value; 10,000,000 shares authorized, 1,011,899
          designated to Series A and Series B
     Series A preferred, 8% cumulative, stated value $1 per
          share; callable at $1 per share plus accumulated
          dividends, convertible into common stock at the
          rate of 1 share for 4 preferred shares; authorized
          2,000,000 shares; issued & outstanding 525,000
          shares; accumulated dividends $189,000 ($0.36 per
          share)                                                        525,000
     Series B preferred, 8% cumulative, stated value $1 per
          share; callable at $1 per share plus accumulated
          dividends, convertible into common stock at the
          rate of 1 share for 4 preferred shares; authorized
          486,899 shares; issued & outstanding 486,899
          shares; accumulated dividends $194,760 ($0.40 per
          share)                                                        486,899
     Common, without par value; 50,000,000 shares
          authorized; 2,520,835 shares issued & outstanding
          at December 31, 1998                                          696,774
   Additional paid-in capital  Preferred stock - Series A                33,648
   Accumulated deficit                                                 (884,563)
                                                                    -----------

   TOTAL STOCKHOLDERS' EQUITY                                           857,758
                                                                    -----------

                                                                    $ 4,227,129
                                                                    ===========

The accompanying notes are an integral part of this consolidated financial statement.

                      CROWELL & CO., INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year ended December 31,
                                                           ---------------------------
                                                               1998            1997
                                                           -----------     -----------
REVENUES
   Home sales                                              $ 6,389,071     $ 5,160,165
   Brokerage commissions                                        61,906         182,778
   Other income                                                136,353         138,420
   Lot sales                                                   192,400         388,300
   Land sales                                                  175,000         341,000
                                                           -----------     -----------
                                                             6,954,730       6,210,663
                                                           -----------     -----------
COST OF REVENUES
   Homes                                                     5,768,374       4,881,475
   Agent commissions                                            45,172         119,921
   Other                                                        31,577          30,117
   Lots                                                         84,000         185,923
   Land                                                         46,899         133,335
                                                           -----------     -----------
                                                             5,976,022       5,350,771
                                                           -----------     -----------
OPERATING EXPENSES
   Salaries                                                    400,446         417,260
   Depreciation                                                 17,174          17,958
   Taxes and license                                            19,768          28,103
   Building occupancy                                           37,309          68,987
   Advertising and promotion                                    19,080          18,155
   Office expense                                               88,016          88,168
   Legal and accounting                                         27,215          27,673
   Communications                                               16,842          18,001
   Completed home expenses                                      46,704          12,996
                                                           -----------     -----------
                                                               672,554         697,301
                                                           -----------     -----------

     OPERATING INCOME                                          306,154         162,591
                                                           -----------     -----------

FINANCIAL INCOME (EXPENSE)
   Interest income                                              17,559           8,205
   Interest expense                                           (150,644)       (147,276)
                                                           -----------     -----------
                                                              (133,085)       (139,071)
                                                           -----------     -----------

   INCOME FROM CONTINUING OPERATIONS                           173,069          23,520
                                                           -----------     -----------
DISCONTINUED OPERATIONS
   Loss from Petersburg Racquet Club                                --         (80,700)
                                                           -----------     -----------
                                                                    --         (80,700)
                                                           -----------     -----------

   NET INCOME (LOSS)                                       $   173,069     $   (57,180)
                                                           ===========     ===========


EARNINGS PER COMMON SHARE:
   Weighted average number of common shares outstanding      2,520,835       2,520,835
   Basic earnings per share
     Income (loss) from continuing operations              $       .04     $      (.02)
     Loss from discontinued operations                              --            (.03)
                                                           -----------     -----------

   NET INCOME (LOSS) PER COMMON SHARE                      $       .04     $      (.05)
                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                               Additional
                                                                 Paid-In
                                    Capital Stock Issued         Capital
                                    --------------------        ---------                     Total
                             Preferred   Preferred              Preferred    Accumulated   Stockholders'
                              Series A    Series B     Common    Series A       Deficit       Equity
------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996    $525,000    $486,899    $696,774    $33,648    $(1,000,452)    $ 741,869

Net loss                            --          --          --         --        (57,180)      (57,180)
                              --------    --------    --------    -------    -----------     ---------

BALANCE, DECEMBER 31, 1997    $525,000    $486,899    $696,774    $33,648    $(1,057,632)    $ 684,689

Net income                          --          --          --         --        173,069       173,069
                              --------    --------    --------    -------    -----------     ---------

BALANCE, DECEMBER 31, 1998    $525,000    $486,899    $696,774    $33,648    $  (884,563)    $ 857,758
                              ========    ========    ========    =======    ===========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years ended December 31,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   173,069     $   (57,180)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                                   17,174          76,766
      (Gain) loss on disposal of assets                                7,386         (15,139)
      Changes in assets and liabilities:
         (Increase) decrease in:
         Properties held for resale                                  252,169          77,719
         Accounts and other receivables                              (20,766)         35,005
         Home sale notes receivable                                       --           6,316
         Other assets                                                 (3,781)        (17,418)
         Increase (decrease) in:
         Accounts payable                                            164,323         111,763
         Accrued expenses                                             (7,517)         (3,001)
         Customer deposits                                            (4,432)            932
         Deferred gain on disposal of Petersburg Racquet Club             --          30,000
                                                                 -----------     -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                 577,625         245,763
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                       53,672         100,000
   Purchase of property and equipment                                (51,878)       (156,944)
   Collections on notes receivable                                    39,276          26,478
                                                                 -----------     -----------
           NET CASH PROVIDED BY, USED IN, INVESTING ACTIVITIES        41,070         (30,466)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loans                                        4,481,906       4,190,611
   Payments of bank loans and other debt                          (5,049,211)     (4,275,738)
                                                                 -----------     -----------
           NET CASH USED IN FINANCING ACTIVITIES                    (567,305)        (85,127)
                                                                 -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             51,390         130,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       192,664          62,494
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   244,054     $   192,664
                                                                 ===========     ===========
SUPPLEMENTARY DISCLOSURES

   Interest paid (net of amount capitalized)                     $   156,939     $   146,932

The accompanying notes are an integral part of these consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 - DESCRIPTION OF BUSINESS

     The principal operations of Crowell & Co., Inc., and its subsidiaries (the "Company") are development of residential properties for resale, home-building, and providing commercial real estate brokerage services. The Company acts as a general contractor on all development and home-building.

     Crowell & Co., Inc. ("Crowell"), the parent company, primarily develops residential properties in the Augusta, Georgia, Metropolitan Statistical Area ("MSA"). Crowell also provides commercial real estate brokerage services.

     Keystone Homes, Inc. ("Keystone"), a wholly owned subsidiary of Crowell, builds single-family and multi-family homes on a presold and speculative basis in the Augusta, Georgia, metropolitan statistical area.

     All operations of Crowell and its subsidiaries are domestic.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME (LOSS) PER SHARE

     Income (loss) per common share is computed by dividing income available to common stockholders by the weighted average of the number of shares outstanding. The preferred dividend accrued of $80,952 is subtracted from the income or loss from continuing operations and net income (loss) for the purposes of computing the income or loss per common share regardless of whether the preferred dividend is paid. At the option of the holder, the preferred stock is convertible into common stock at one share for every four shares owned for a total potential of 252,975 shares. However, because inclusion of convertible preferred stock would have an anti-dilutive effect on the income (loss) per common share, the convertible preferred stock conversion is excluded from the computation of the income (loss) per common share assuming full dilution.

CASH AND CASH EQUIVALENTS

     All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.

RECEIVABLES

     The Company uses the allowance method for recording bad debts.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Improvements that significantly increase the lives of assets are capitalized and depreciated or amortized over their estimated useful lives on the straight-line and declining-balance methods for both financial reporting and income tax purposes. Gains or losses on disposals are credited or charged to operations.

PROPERTIES HELD FOR RESALE

     Properties held for resale are stated at the lower of cost, using the specific identification method, or net realizable value. Net realizable value represents estimates, based on management's present plans and intentions, of sale price less development and disposition cost, assuming that disposition occurs in the normal course of business.

     Homes under construction and for sale include lot costs, construction costs, capitalized interest and significant indirect costs related to development and construction activities. Indirect costs that do not relate to development and construction activities, including general and administrative expenses, are charged to expense as incurred.

     Developed residential land includes land and land development costs. As each development phase is completed, land development costs, including capitalized interest and real estate taxes when material, are then allocated to individual lots based on the total number of lots expected to be developed within each development.

REVENUE RECOGNITION

     The Company recognizes revenues on sales of residential lots, land, and homes upon a formal closing and receipt of cash. The Company recognizes commissions earned on real estate brokerage transactions upon a formal closing.

INCOME TAXES

     The Company records income taxes on the liability method. This method requires the recognition of deferred income taxes for the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations.

RECLASSIFICATIONS

     Certain prior year information has been reclassified to conform with the current year presentation.

CONCENTRATION OF RISK

     The Company operates in the Augusta, Georgia, MSA. Therefore, the Company can be adversely affected by local economic conditions. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits.

NOTE 3 - NOTES RECEIVABLE

         At year end, notes receivable consist of the following:

   Note receivable from an individual due in
     quarterly installments with interest at 8.8%,
     secured by all assets of UDS.  (See Note 9)                     $   54,196
   Note receivable from an individual due on
     December 31, 2002, interest receivable monthly,
     beginning January 31, 1999, at 8.3%, secured by PRC.               136,000
                                                                     ----------
   Less allowance for doubtful accounts                                (136,000)
                                                                     ----------
                                                                     $   54,196
                                                                     ==========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space from the majority stockholder under two leases, each with a term of twenty (20) years, and expiring in 2009. The leases provide that the Company pay all property taxes, insurance and maintenance plus an annual rental. The total minimum rental commitment at December 31, 1998, under these leases is $1,016,400, which is due as follows:

        Year ending December 31,
        ------------------------
                 1999                                       85,200
                 2000                                       85,200
                 2001                                       87,600
                 2002                                       90,000
                 2003                                       90,000
              Thereafter                                   578,400
                                                        ----------

                                                        $1,016,400
                                                        ==========

     The total rental expense for these leases included in the consolidated statements of income for the years ended December 31, 1998 and 1997, was $85,200 and $127,200, respectively. The Company received rental income of approximately $90,000 for both 1998 and 1997 which offsets the rental expense.

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

     The Company is generally involved in legal proceedings, arising in the ordinary course of business, which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse affect on the financial condition or results of operations of the Company.

NOTE 5 - NOTES PAYABLE

         At year end, notes payable consist of the following:

   To banks

   Secured by residential properties held for resale,
       maturing at various dates through 1999, at
       interest rates from prime plus 1.0% to
       1.5% (8.5% to 10.0%).                             $2,371,197

   Secured by vehicle, at an interest rate of 8%,
       payable by monthly installments due June
       25,2003.                                              28,562
                                                         ----------

                                                         $2,399,759
                                                         ==========

     Under  provisions  of financing  arrangements  outstanding  at December 31,
1998, the Company has unused commitments for financing of approximately $1,985,000. These additional amounts are available upon request and approval of development progress and are subject to the same terms and obligations as those existing on December 31, 1998. The majority stockholder has personally guaranteed all bank loans. The president of Keystone has personally guaranteed all of Keystone's bank loans which amounts to additional guarantees of $2,264,257.

     Maturities of debt are as follows:

       Year ending December 31,
       ------------------------

                 1999                              $ 2,378,564
                 2000                                    5,497
                 2001                                    5,953
                 2002                                    6,447
                 2003                                    3,298
                                                   -----------

                                                   $ 2,399,759
                                                   ===========

     Capitalized interest (see NOTE 2) was approximately $107,000 and $76,000 for the years ended December 31, 1998 and 1997, respectively. All other interest incurred was recognized as financial expense in the consolidated statements of income.

NOTE 6 - INCOME TAX MATTERS

     For the years ended December 31, 1998 and 1997, Crowell filed consolidated income tax returns with its subsidiary Keystone.

     For the years ended December 31, 1998 and 1997, the Company recorded no income tax provision. In 1997, and previous years, the Company incurred net losses and established valuation reserves for the entire amount of its deferred tax assets. In 1998 the Company had net income and reduced its valuation reserve by a similar amount. At December 31, 1998 the Company had a valuation reserve equal to its deferred tax asset as it had determined that it was more likely than not that the reported asset would not be realized. For the year ended December 31, 1997, the Company reported $136,000 in income on its income tax return that was not recorded in income for financial reporting purposes. This income relates to the note receivable received by the Company on the sale of PRC. (See NOTE 3 and NOTE 10.) The Company used its net operating loss carryforward to eliminate the income tax liability on this income.

     Deferred tax assets and liabilities at December 31, 1998 and 1997, consist of the following:

                                                        Years ended December 31,
                                                        ------------------------
                                                           1998          1997
                                                        ---------     ---------
Deferred tax assets
  Federal and state net operating loss carryforwards    $ 690,000     $ 760,000
  Less valuation allowance                               (690,000)     (760,000)
                                                        ---------     ---------
Net deferred tax asset                                  $      --     $      --
                                                        =========     =========

     Remaining net operating loss carryforwards of $1,768,804 expire in varying amounts between December 31, 2002, and December 31, 2011, and are subject to Internal Revenue Code Section 382 limitations relating to a corporation's ability to use net operating loss carryforwards subsequent to a change in ownership. An expiration schedule is as follows:

    Year ending December 31
    -----------------------
              2002                                   $     30,902
              2003                                        597,531
              2004                                        154,945
              2005                                        294,482
              2010                                        683,502
              2011                                          7,442
                                                     ------------

                                                     $  1,768,804
                                                     ============

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

     Any significant intersegment revenues for the periods presented have been eliminated. Various industry segment data is as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                         1998            1997
                                                      ----------      ----------
Net sales
   Real estate development                            $6,892,824      $6,027,885
   Real estate brokerage                                  61,906         182,778
                                                      ----------      ----------
      Net sales                                       $6,954,730      $6,210,663
                                                      ==========      ==========

Operating income
   Real estate development                            $  289,494      $  122,767
   Real estate brokerage                                  16,660          39,824
                                                      ----------      ----------
      Operating income                                $  306,154      $  162,591
                                                      ==========      ==========
Capital expenditures
   Real estate development                            $   51,878      $  156,944
   Real estate brokerage                                      --              --
                                                      ----------      ----------
      Net capital expenditures                        $   51,878      $  156,944
                                                      ==========      ==========
Depreciation and amortization
   Real estate development                            $   17,174      $   17,958
   Real estate brokerage                                      --              --
                                                      ----------      ----------
      Net depreciation and amortization               $   17,174      $   17,958
                                                      ==========      ==========
Assets employed
   Real estate development                            $4,039,511      $4,468,991
   Real estate brokerage                                      --              --
                                                      ----------      ----------
                                                      $4,039,511      $4,468,991
                                                      ==========      ==========

NOTE 8 - RELATED PARTY TRANSACTIONS

     Keystone purchases developed lots for home construction from Home Sites, Ltd. ("Home Sites"), an entity related by common control. For the year ended December 31, 1998 such purchases were $58,000. Crowell also provides management services to Home Sites. For the year ended December 31, 1998 management fees earned by the Company were $69,645.

     The Company received $120,275 in real estate commissions from property sold to Home Sites by an unrelated party for the year ended December 31, 1997. For the year ended December 31, 1997, an officer of the Company purchased a home from the Company. The sales price was $172,069. The cost of the home was $161,918.

     As described in Note 4, the Company leases office space from its majority stockholder.

NOTE 9 - FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following summarizes the estimated fair values of financial instruments and the major methods and assumptions used in estimating such amounts.

     The recorded amounts of short term financial instruments (primarily cash and cash equivalents, accounts receivable, and accounts payable) approximate the fair values due to the relatively short period to maturity.

     The carrying amount of the Company's long term debt at December 31, 1998, approximate the fair value based upon debt instruments with similar terms and conditions.

     The carrying amount of the Company's notes receivable at December 31, 1998, approximate the fair value based upon notes with similar terms and conditions.

NOTE 10 - DISCONTINUED OPERATIONS

     On December 31, 1997, Crowell sold the real estate and business operation known as Petersburg Racquet Club ("PRC") to Craig S. Jones, an individual. No material relationship existed between Mr. Jones and Crowell at the time of the sale. The purchase price of PRC was approximately $818,000. This amount was received in the form of approximately $100,000 in cash, the assumption of a mortgage loan on PRC in the amount of approximately $576,000, the execution of a note secured by a second mortgage on PRC in favor of Crowell in the amount of approximately $129,000, the execution of a note in favor of Crowell in the amount of approximately $7,000 and the obligation to pay Crowell the accounts receivable of PRC at December 31, 1997, which were approximately $6,000, as they were received. As a result of the Company remaining liable on the assumed mortgage note, the Company has accounted for the PRC transaction following the treatment set forth in the Securities Exchange Commission's Staff Accounting Bulletins - Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation". Accordingly, the $606,000 in assets of PRC at the sale date have been recorded under the caption Assets of business transferred under contractual arrangement with a corresponding amount recorded under Liabilities and deferred credit of business transferred. The $166,000 gain on sale of PRC has been separately deferred as a deferred gain of $30,000 and a reduction in the notes receivable from Mr. Jones in the amount of $136,000. The Company will continue to follow this accounting treatment until the amount of the outstanding debt which Mr. Jones has assumed declines to a level which permits the Company to record the transaction as a sale. Revenues from PRC for the year ended December 31, 1997, were $298,563.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within the two year period ended December 31, 1998, there have been no changes in independent certified public accountants or disagreements with accountants on matters of accounting or financial disclosure.

     On March 10, 1999, Crowell & Co., Inc. ("Crowell"), engaged Elliott, Davis & Company, L.L.P., to serve as independent auditors. On or about that date, Cherry, Bekaert, & Holland, L.L.P., was dismissed as independent auditors of Crowell.

     Cherry, Bekaert, & Holland's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles.

     The board of directors of Crowell approved the change in independent auditors.

     There were no disagreements with the Company's prior independent auditors, Cherry, Bekaert, & Holland, L.L.P., within the two-year period ended December 31, 1998 and the interim period of January 1, 1999 through March 10, 1999, on matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

     Crowell has not consulted with Elliott, Davis & Company, L.L.P., during its two most recent fiscal years nor during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS

     Set forth below is certain information as of March 31, 1999, about each of the directors and executive officers of Crowell.

Name                       Age    Office
----                       ---    ------

Otis L. Crowell            64     Director, President and Chairman of the Board

O. Lamar Crowell, Jr.      33     Director and Vice President

Mark L. Gilliam            37     Director, Vice President, Secretary and Chief
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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require Crowell's executive officers and directors and persons who own more than 10% of Crowell's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of Crowell's Common Stock are required by SEC regulation to furnish Crowell with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, Crowell believes that during the fiscal year ended December 31, 1998, Crowell's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

                         ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table summarizes by category, for the fiscal years ended December 31, 1998, 1997, and 1996, the total compensation paid to the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonus for the fiscal year ended December 31, 1998, in an amount in excess of $100,000:

       Name and                            Year Ended
  Principal Position                      December 31,                 Salary
--------------------------------------------------------------------------------
Otis L. Crowell                               1998                    $ 120,000
    President and                             1997                      120,000
    Chief Executive Officer                   1996                      120,000

     The directors of the Company are not compensated for services rendered in such capacities.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1999, information with respect to the beneficial ownership of shares of Common and Preferred Stock of the Company by each person known to be the beneficial owner of more than 5% of the outstanding shares of Common and Preferred stock and the holdings of directors and executive officers individually and as a group. Beneficial ownership as reported in the table has been determined in accordance with Securities Exchange Commission ("SEC") regulations and includes shares of Common Stock which may be acquired within 60 days upon the exercise of outstanding stock options and the conversion of shares of Preferred Stock of the Company. The named persons have sole voting and investment power with regard to the shares shown as owned by such persons. Pursuant to SEC regulations, all shares not currently outstanding which are subject to options or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Class" held by the holder thereof but are not deemed to be outstanding for the purpose of computing the "Percent of Class" held by any other shareholder of the Company.

                                      Common Stock      Series A Preferred    Series B Preferred     Combined Voting
                                      Beneficially      Stock Beneficially    Stock Beneficially    Power (Common and
                                     Owned (Percent       Owned (Percent        Owned (Percent     Preferred Considered
     Name and Address                 of Class)(1)         of Class)(2)          of Class)(3)      as a Single Class)(4)
-----------------------------------------------------------------------------------------------------------------------
Florice Clark(5)                          121,725                  --              486,899                  4.4%
   3554 Old Ferry Road                                                               (4.6%)                (100%)
   Martinez, GA  30907

Otis L. Crowell*(5)                     1,876,622              87,500                  --                  68.2%
   3750 Evans to Locks Road                                                         (73.8%)               (16.7%)
   Augusta, GA  30907


Mark L. Gilliam*                            1,250                  --                  --                     +
   3696 El Cordero Road                                                                                       +
   Martinez, GA  30907

Robert M. Hunter(5)                        70,000             280,000                  --                   2.5%
   3801 High Hampton Drive                                                           (2.7%)               (53.3%)
   Martinez, GA  30907

Dennis Stanfield                          161,436                  --                  --                   5.9%
   P.O. Box 4501                                                                                           (6.0%)
   Martinez, GA  30907

Robert M. Hunter, Jr                       13,125              52,500                  --                     +
   3 Beech Lane                                                                         +                 (10.0%)
   Morristown, NJ  07960

Beverly H. Taylor                          13,125              52,500                  --                     +
   688 Woodhall Abbey Court                                                             +                 (10.0%)
   Martinez, GA  30907

Ben W. Hunter                              13,125              52,500                  --                     +
   3109 West Road                                                                       +                 (10.0%)
   Martinez, GA 30907

All executive officers/                 1,877,872                  --                  --                  68.2%
   directors as a group (2 persons)                                                                       (73.4%)

+  Less than 1.0%
*  Executive officer or director

(1)  Based on 2,520,835 shares of Common Stock outstanding on February 29, 1998.

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


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its office space from Otis L. Crowell, who serves as the President of Crowell. On June 1, 1989, Crowell entered into three (3) operating lease agreements each with a term of twenty (20) years. The leases provide that the Company will pay all property taxes, insurance and maintenance plus an annual rental fee. The Company is no longer obligated on one lease because the majority stockholder sold the building covered under the lease. The total minimum rental commitment at December 31, 1998, under these leases is $1,016,400, which is due as follows:

             1999                                  $   85,200
             2000                                      85,200
             2001                                      87,600
             2002                                      90,000
             2003                                      90,000
             2004-2009                                578,400
                                                   ----------
                                                   $1,016,400
                                                   ==========

     The total rental expense for these leases included in the consolidated statements of income for each year ended December 31, 1998 and 1997, was $85,200 and $127,200, respectively. The Company received rental income of approximately $90,000 for two of the operating leases for both 1998 and 1997 which offset the rental expense.

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

     Keystone purchases developed lots for home construction from Home Sites. For the year ended December 31, 1998, such purchases were $58,000 Crowell also provides management services to Home Sites. For the year ended December 31, 1998, management fees earned by the Company were $69,645.

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

      10.10 Agreement to purchase business dated December 16, 1996, between the Company and Chin U. Yu

      10.11 Agreement to purchase business dated December 16, 1997, between the Company and Craig S. Jones (filed herewith)

      11     Computation of earnings per share

      12     Subsidiaries

      27     Financial Data Schedule

b)   Reports on Form 8-K.

     The Company did not file a report on Form 8-K during the Quarter ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROWELL & CO., INC.

DATE:  April 15, 1999                   /s/  Otis L. Crowell
                                             -----------------------------------
                                             Otis L. Crowell, President
                                             and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:  April 15, 1999                   /s/  Otis L. Crowell
                                             -----------------------------------
                                             Otis L. Crowell, President and
                                             Chairman of the Board

DATE:  April 15, 1999                   /s/  Mark L. Gilliam
                                             -----------------------------------
                                             Mark L. Gilliam, Director, Vice
                                             President, Secretary and Chief
                                             Financial Officer

DATE:  April 15, 1999                   /s/  O. Lamar Crowell, Jr.
                                             -----------------------------------
                                             O. Lamar Crowell, Jr., Director

                                INDEX OF EXHIBITS

11       Computation of earnings per share

12       Subsidiaries

27       Financial Data Schedule