Form 10QSB
period 1999-03-31
CROWELL & CO INC /GA/
filed 1999-05-14
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of issuer's common equity as of May 14, 1999, is 2,520,835.

                               CROWELL & CO., INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I -  FINANCIAL INFORMATION

          ITEM 1 - Financial Statements .................................   4

          ITEM 2 - Management's Discussion and Analysis .................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item I:

          Condensed Consolidated Balance Sheet
                  March 31, 1999

          Condensed Consolidated  Statements of Operations and Accumulated
                  Deficit - Three months ended March 31, 1999 and 1998

          Condensed Consolidated Statements of Cash Flows Three months ended
                  March 31, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

                      CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


                                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
     Homes under construction and for sale                          $ 3,157,064
     Developed residential                                              549,328
     Land held for future development                                    19,000
                                                                    -----------
                                                                      3,725,392
                                                                    -----------

CASH                                                                    292,922
                                                                    -----------

RECEIVABLES                                                              48,975
                                                                    -----------

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                              72,556
                                                                    -----------

OTHER ASSETS                                                             85,731
                                                                    -----------

ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT            606,000
                                                                    -----------

                                                                    $ 4,831,576
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                              $ 2,931,648
                                                                    -----------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   304,237
                                                                    -----------
LIABILITIES OF ASSETS OF BUSINESS TRANSFERRED UNDER
   CONTRACTUAL ARRANGEMENT                                              636,000
                                                                    -----------
STOCKHOLDERS' EQUITY
     Preferred stock                                                  1,011,899
     Common stock                                                       696,774
     Paid-in capital                                                     33,648
     Accumulated deficit                                               (782,630)
                                                                    -----------
                                                                        959,691
                                                                    -----------

                                                                    $ 4,831,576
                                                                    ===========

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
REVENUES
Home sales                                         $ 1,678,954      $   688,200
     All other revenues                                147,497          175,364
                                                   -----------      -----------
                                                     1,826,451          863,564
                                                   -----------      -----------
COST OF REVENUES
     Homes                                           1,446,725          636,679
     All other costs                                    78,244           80,676
                                                   -----------      -----------
                                                     1,524,968          717,355
                                                   -----------      -----------

OPERATING EXPENSES                                     185,716          172,313
                                                   -----------      -----------

OPERATING INCOME (LOSS)                                115,767          (26,104)
                                                   -----------      -----------

OTHER INCOME                                            14,756            8,411
                                                   -----------      -----------

NET FINANCIAL EXPENSE                                   28,590           36,068
                                                   -----------      -----------

NET INCOME (LOSS)                                      101,933          (53,761)
                                                   -----------      -----------

ACCUMULATED DEFICIT
     Beginning of period                              (884,563)      (1,027,632)
     Miscellaneous adjustment                             (137)
     End of period                                    (782,630)      (1,081,530)
                                                   -----------      -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           2,520,835        2,520,835

NET INCOME (LOSS) PER COMMON SHARE
     Primary income (loss) per share               $       .03      ($     0.03)
     Fully diluted income (loss) per share         $       .04      ($     0.03)


See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                                1999            1998
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                      $   101,933     ($   53,761)
     Adjustments to reconcile net loss to net cash
     used in operating activities
         Depreciation and amortization                            6,900           6,900
         Net increase in inventory, receivables,
         prepaids, payables and accruals                       (602,019)       (239,379)
                                                            -----------     -----------

     Net cash used in operating activities                     (493,186)       (286,240)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (210)        (12,109)
     Receipts on notes                                           10,375           9,515
                                                            -----------     -----------

     Net cash provided by (used in) investing activities         10,165          (2,594)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                 1,867,380         766,498
     Payments of borrowings                                  (1,335,491)       (604,029)
                                                            -----------     -----------

     Net cash provided by financing activities                  531,889         162,469
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH                                  48,868        (126,365)

CASH AT BEGINNING OF PERIOD                                     244,054         192,664

CASH AT END OF PERIOD                                       $   292,922     $    66,299
                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amount capitalized               $    28,814     $    36,011

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of this Form 10-QSB may wish to refer to the Company's Form 10-KSB for the year ended December 31, 1998, for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.

NOTE 2 - INCOME (LOSS) PER SHARE

The income (loss) per common share has been computed using the weighted average of the number of shares outstanding during the three months ended March 31, 1999 and 1998. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the loss per common share for the quarter ended March 31, 1998, the convertible preferred stock is excluded from the computation of the loss per common share assuming full dilution for the quarter ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

The primary  sources of revenue of Crowell & Co.,  Inc., and  Subsidiaries  (the
"Company") are the development of residential properties for resale, home building and providing real estate brokerage services.

Total revenues for the quarter ended March 1999 are $962,887 more than revenues for the quarter ended March 1998. This can be attributed to home sales which were $990,754 greater in the March 1999 quarter.

Currently sales backlog on Company constructed homes is $3,620,182. Construction on these homes is 44.1% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased in the 1999 quarter as compared to 1998 from 7.5% to 13.8%.

Operating expenses increased by $13,403 for the quarter ended March 31, 1999, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the 1999 quarter of $101,933 compared to a net loss of $119,627 for the 1998 quarter.

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

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $1,324,000 as of March 31, 1999, and through the use of additional commitments also using the improved lots as collateral.

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

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $2,931,648 as of March 31, 1999) and funds for operations are expected to be met from the proceeds of home, lot and land sales, and brokerage commissions. Notes maturing in the next twelve months total approximately $2,910,000. At March 31, 1999, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

The Company expects to, as it has done in the past, sell land it presently owns to meet liquidity needs. Coupled with revenues from normal sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

The Company has net operating loss carryforwards available of approximately $1,770,000 to offset against future federal and state taxable income. The current value of these carryforwards computed at maximum federal and state income tax rates is approximately $690,000. This amount is not reflected in the financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWELL & CO., INC.

May 14,1999                             By: /s/ Mark L. Gilliam
                                            -----------------------
                                            Mark L. Gilliam
                                            Vice President on Behalf of
                                            the registrant and as Chief
                                            Financial Officer