Form 10QSB
period 1999-06-30
CROWELL & CO INC /GA/
filed 1999-08-13
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999

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

The number of shares outstanding of issuer's common equity as of July 31, 1999 is approximately 2,520,835.

                               CROWELL & CO., INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART 1 -  FINANCIAL INFORMATION

          ITEM 1 - Financial Statements ....................................   3

          ITEM 2 - Management's Discussion and Analysis ....................   8

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

         Condensed Consolidated Balance Sheet
                  June 30, 1999

         Condensed Consolidated Statements of Operations and Accumulated Deficit
                  Three month and six month periods ended June 30, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows -
                  Three month and six month periods ended June 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements

                      CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
    Homes under construction and for sale                           $ 3,640,959
    Developed residential                                             1,149,489
    Land held for future development                                     29,200
                                                                    -----------
                                                                      4,819,648
                                                                    -----------
CASH                                                                    344,161
                                                                    -----------
RECEIVABLES                                                              24,198
                                                                    -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                              80,226
                                                                    -----------
OTHER ASSETS                                                             70,082
                                                                    -----------
ASSETS OF BUSINESS TRANSFERRED UNDER CONTRACTUAL ARRANGEMENT            540,000
                                                                    -----------
                                                                    $ 5,878,315
                                                                    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY


NOTES PAYABLE TO BANKS                                              $ 3,794,390
                                                                    -----------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   425,263
                                                                    -----------
LIABILITIES OF ASSETS OF BUSINESS TRANSFERRED UNDER
    CONTRACTUAL ARRANGEMENT                                             570,000
                                                                    -----------
STOCKHOLDERS' EQUITY
    Preferred stock                                                   1,011,899
    Common stock                                                        696,774
    Paid-in capital                                                      33,648
    Accumulated deficit                                                (653,659)
                                                                    -----------
                                                                      1,088,662
                                                                    -----------
                                                                    $ 5,878,315
                                                                    ===========

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ------------------               ----------------
                                                       JUNE 30,                        JUNE 30,
                                                       --------                        --------
                                                 1999            1998            1999            1998
                                                 ----            ----            ----            ----
REVENUES
     Home sales                               $ 2,896,494     $ 1,801,607     $ 4,575,448     $ 2,489,807
     All other revenues                            32,552         143,311         180,049         318,675
                                              -----------     -----------     -----------     -----------
                                                2,929,046       1,944,918       4,755,497       2,808,482
                                              -----------     -----------     -----------     -----------
COST OF REVENUES
     Homes                                      2,540,918       1,631,199       3,987,643       2,267,878
     All other costs                                4,241          97,238          82,485         177,914
                                              -----------     -----------     -----------     -----------
                                                2,545,159       1,728,437       4,070,128       2,445,792
                                              -----------     -----------     -----------     -----------

OPERATING EXPENSES                                207,439         159,440         393,155         331,753
                                              -----------     -----------     -----------     -----------

OPERATING INCOME                                  176,447          57,041         292,214          30,937
                                              -----------     -----------     -----------     -----------

OTHER INCOME                                          466          17,994          15,222          26,405
                                              -----------     -----------     -----------     -----------

NET FINANCIAL EXPENSE                              47,942          44,913          76,532          80,981
                                              -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                 128,971          30,122         230,904         (23,639)
                                              -----------     -----------     -----------     -----------

ACCUMULATED DEFICIT
     Beginning of period                         (782,630)     (1,081,530)       (884,563)     (1,027,632)
     Miscellaneous adjustment                          --              --              --            (137)
     End of period                               (653,659)     (1,051,408)       (653,659)      1,051,408
                                              -----------     -----------     -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      2,520,835       2,520,835       2,520,835       2,520,835

NET INCOME (LOSS) PER COMMON SHARE
     Primary Income (loss) per share          $       .04     $       .00     $       .08     ($      .03)
     Fully diluted income per share                   .05             N/A             .08             N/A

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           ------------------               ----------------
                                                                JUNE 30,                        JUNE 30,
                                                                --------                        --------
                                                          1999            1998            1999            1998
                                                          ----            ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                $   128,971     $    30,122     $   230,904     ($   23,639)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating
        activities
Depreciation and amortization                               6,900           6,900          13,800          13,800
         Net (increase) decrease in inventory,
         receivables, prepaids, payables and
         accruals                                        (933,962)        437,348      (1,535,981)        193,272
                                                      -----------     -----------     -----------     -----------
     Net cash provided by (used in) operating
     activities                                          (798,091)        474,370      (1,291,277)        183,433
                                                      -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                        0         (30,006)           (210)        (42,115)
     Receipts on notes                                     10,375           9,723          20,750          19,238
                                                      -----------     -----------     -----------     -----------

     Net cash provided by (used in)
     investing activities                                  10,375         (20,283)         20,540         (22,877)
                                                      -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                           2,894,520       1,077,727       4,761,900       1,844,225
     Payments of borrowings                            (2,055,565)     (1,448,245)     (3,391,056)     (2,047,577)
                                                      -----------     -----------     -----------     -----------
     Net cash provided by (used in) financing
     activities                                           838,955        (370,518)      1,370,844        (203,352)
                                                      -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                            51,239          83,569         100,107         (42,796)

CASH AT BEGINNING OF PERIOD                               292,922          66,299         244,054         192,664

CASH AT END OF PERIOD                                 $   344,161     $   149,868     $   344,161     $   149,868
                                                      ===========     ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amount capitalized         $    43,869     $    47,322     $    72,683     $    83,333

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

NOTE 2 - INCOME (LOSS) PER SHARE

The income or loss per common share has been computed using the weighted average of the number of shares outstanding during the three and six month periods ended June 30, 1999 and 1998. Because inclusion of convertible preferred stock would have an anti-dilutive effect on the income or loss per common share, the convertible preferred stock is excluded from the computation of the income or loss per common share assuming full dilution for the quarter ended June 30, 1998 and for the six months ended June 30, 1998.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Other sources of revenue are commissions on commercial real estate sales.

Total revenues for the quarter ended June 30, 1999, are $984,128 greater than revenues for the quarter ended June 30, 1998.

Currently sales backlog on Company constructed homes is $3,308,770. Construction on these homes is 56.6% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales increased from 9.5% to 12.3% for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998.

Operating expenses increased by $47,999 for the quarter ended June 30, 1999, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses. These expenses are fixed in nature and normally do not fluctuate with different revenue levels.

The Company had net income for the second quarter of 1999 of $128,971 compared to a net income of $30,122 for the second quarter of 1998.

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

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $1,216,900 as of June 30, 1999, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $3,794,390 as of June 30, 1999) and funds for operations are expected to be met from the proceeds of home, lot, and land sales and brokerage commissions. Notes maturing in the next twelve months total approximately $3,790,000. At June 30, 1999, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Total revenues for the six months ended June 30, 1999, are $1,947,015 greater than for the six months ended June 30, 1998. This can be attributed to an increase in home sales.

Gross profit percent on home sales increased from 8.9% for the six months ended June 30, 1998, to 12.8% for the six months ended June 30, 1999. Management believes gross profit percent will remain stable for the next six months.

Operating expenses increased by $61,402 for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. Management believes operating expenses will remain stable for the six months ending December 31, 1999.

Net income for the six months ended June 30, 1999, was $230,904 compared with a net loss of $23,639 for the six months ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CROWELL & CO., INC.


August 13, 1999                         By:  Mark L. Gilliam
                                             -----------------------------------
                                             Mark L. Gilliam
                                             Vice President on Behalf of
                                             the registrant and as Chief
                                             Financial Officer