Form 10QSB
period 1999-09-30
CROWELL & CO INC /GA/
filed 1999-11-19
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1999

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

                 924 Stevens Creek Road, Augusta, Georgia 30907
                 ----------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code          (706) 855-1099

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of issuer's common equity as of November 15, 1999, is 2,520,835.

                               CROWELL & CO., INC.

                                      INDEX


                                                                        PAGE NO.

PART 1 -  FINANCIAL INFORMATION

          ITEM 1 - Financial Statements  .................................  4

          ITEM 2 - Management's Discussion and Analysis ..................  8

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following condensed consolidated financial statements of Crowell & Co., Inc., and Subsidiaries are included in Item 1:

     Condensed Consolidated Balance Sheet September 30, 1999

     Condensed  Consolidated  Statements of Operations and  Accumulated  Deficit
          Three month and nine month periods ended September 30, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows - Three month and nine month periods ended September 30, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements

                      CROWELL & CO., INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS

PROPERTIES HELD FOR RESALE & DEVELOPMENT
     Homes under construction and for sale                          $ 4,781,954
     Developed residential                                            1,353,294
     Land held for future development and other                          30,014
                                                                    -----------
                                                                      6,165,262
                                                                    -----------
CASH AND CASH EQUIVALENTS                                               313,748
                                                                    -----------
RECEIVABLES                                                              29,853
                                                                    -----------
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                              95,331
                                                                    -----------
OTHER ASSETS                                                             70,082
                                                                    -----------
                                                                    $ 6,674,276
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                              $ 5,091,292
                                                                    -----------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   265,914
                                                                    -----------
STOCKHOLDERS' EQUITY
     Preferred stock                                                  1,011,899
     Common stock                                                       696,774
     Paid-in capital                                                     33,648
     Accumulated deficit                                               (425,251)
                                                                    -----------
                                                                      1,317,070
                                                                    -----------
                                                                    $ 6,674,276
                                                                    ===========

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              ---------------------------     ---------------------------
                                                  1999            1998            1999            1998
                                              -----------     -----------     -----------     -----------
REVENUES
     Home sales                               $ 2,740,587     $ 1,642,909     $ 7,316,035     $ 4,132,716
     All other revenues                           112,404          64,556         292,453         383,231
                                              -----------     -----------     -----------     -----------
                                                2,852,991       1,707,465       7,608,488       4,515,947
                                              -----------     -----------     -----------     -----------
COST OF REVENUES
     Homes                                      2,588,469       1,405,526       6,576,112       3,673,404
     All other costs                              (60,218)         64,807          22,267         242,721
                                              -----------     -----------     -----------     -----------
                                                2,528,251       1,470,333       6,598,379       3,916,125
                                              -----------     -----------     -----------     -----------

OPERATING EXPENSES                                220,552         184,473         613,707         516,226
                                              -----------     -----------     -----------     -----------

OPERATING INCOME                                  104,189          52,659         396,403          83,596
                                              -----------     -----------     -----------     -----------

OTHER INCOME (LOSS)                               171,559          (3,884)        186,781          22,521
                                              -----------     -----------     -----------     -----------

NET FINANCIAL EXPENSE                              47,340          35,529         123,872         116,510
                                              -----------     -----------     -----------     -----------

INCOME (LOSS)                                     228,408          13,246         459,312         (10,393)
                                              -----------     -----------     -----------     -----------

ACCUMULATED DEFICIT
     Beginning of period                         (653,659)     (1,081,408)        884,563      (1,057,632)
     Miscellaneous adjustment                           0               0               0            (137)
     End of period                               (425,251)     (1,068,162)       (425,251)     (1,068,162)
                                              -----------     -----------     -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      2,520,835       2,520,835       2,520,835       2,520,835

NET INCOME (LOSS) PER COMMON SHARE
     Primary income (loss) per share          $       .08     $       .00     $       .16     ($      .03)
     Fully diluted income (loss)                      .08             .00             .17            (.03)

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ---------------------------     ---------------------------
                                                          1999            1998            1999            1998
                                                      -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                $   228,408     $    13,246     $   459,312     $   (10,393)
     Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities
     Gain on sale of assets                              (165,000)             --        (165,000)             --
     Depreciation and amortization                          6,900           6,900          20,700          20,700
         Net (increase) decrease in inventory,
         receivables, prepaids, payables
         & accruals                                    (1,529,432)        137,856      (3,065,413)        331,128
                                                      -----------     -----------     -----------     -----------

     Net cash provided by (used in)
         operating activities                          (1,459,124)        158,002      (2,750,401)        341,435
                                                      -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                  (46,118)        (14,102)        (46,328)        (56,217)
     Sale of equipment                                     10,800              --          10,800              --
     Receipts on notes                                    143,340           9,936         164,090          29,174
                                                      -----------     -----------     -----------     -----------

     Net cash provided by (used in)
         investing activities                             108,022          (4,166)        128,562         (27,043)
                                                      -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                           3,600,130       1,271,920       8,362,030       3,116,145
     Payments of borrowings                            (2,279,441)     (1,392,709)     (5,670,497)     (3,440,286)
                                                      -----------     -----------     -----------     -----------

     Net cash provided by (used in)
         financing activities                           1,320,689        (120,789)      2,691,533        (324,141)
                                                      -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                           (30,413)         33,047          69,694          (9,749)

CASH AT BEGINNING OF PERIOD                               344,161         149,868         244,054         192,664

CASH AT END OF PERIOD                                 $   313,748     $   182,915     $   313,748     $   182,915
                                                      ===========     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES
     Interest paid, net of amount capitalized         $    40,609     $    36,745     $   113,292     $   120,078

See notes to condensed consolidated financial statements.

                      CROWELL & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

NOTE 2 - LOSS PER SHARE

The income (loss) per common share has been computed using the weighted average of the number of shares outstanding during the three and nine month periods ended September 30, 1999 and 1998. Because inclusion of convertible preferred stock would have an anti-dilutive or no effect on the income (loss) per common share, the convertible preferred stock is excluded from the computation of the income (loss) per common share assuming full dilution for the quarter ended September 30, 1998, and for the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

The primary sources of revenue of Crowell & Co., Inc., and Subsidiaries (the "Company") are the development of residential properties for resale and homebuilding.

Total revenues for the quarter ended September 30, 1999, are $1,145,526 more than revenues for the quarter ended September 30, 1998. This can be attributed to a increase in home sales of $1,097,678.

Currently sales backlog on Company constructed homes is $2,203,900. Construction on these homes is 77.7% complete. Backlog represents signed contracts for the purchase of homes where the property has not been closed. Therefore, the Company still holds legal title and has not recognized any income.

The gross profit margin on home sales decreased for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, from 14.4% to 5.6%.

Operating expenses increased by $36,079 for the quarter ended September 30, 1999, as compared to the same quarter last year. Operating expenses include salaries, office expenses, occupancy, depreciation, advertising and promotion, taxes and licenses, legal and accounting, communications, and other expenses.

The Company had net income for the third quarter of 1999 of $228,408 compared to a net income of $13,246 for the third quarter of 1998.

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

Residential home construction costs are expected to be met through the use of existing commitments aggregating approximately $1,889,297 as of September 30, 1999, and through the use of additional commitments also using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90-95% of the costs of the home, secured by the lot and improvements. These loans are repaid upon the sale of the home. These loans are negotiated and closed on a project-by-project and lot-by-lot basis.

The Company also has several other loans with various lenders which are secured by various Company assets.

Financing arrangements for long-term needs have not been made. Such arrangements in the land development business are generally made on a project-by-project basis. Debt service on all existing loans (loan balances totaled $5,091,292 as of September 30, 1999) and funds for operations are expected to be met from the proceeds of home, lot, and land sales. Notes maturing in the next twelve months total approximately $5,000,000. At September 30, 1999, available cash and proceeds from home, lot, and land sales were expected to be sufficient to meet the Company's requirements for the following quarter. The Company historically has renewed these notes as is common in the development business. The notes will eventually be repaid from proceeds of land, lot, and home sales.

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

RESULTS OF OPERATIONS  FOR THE NINE MONTH  PERIODS ENDED  SEPTEMBER 30, 1999 AND
1998

Total revenues for the nine months ended September 30, 1999, are $3,092,541 more than for the nine months ended September 30, 1998. This can be attributed to an increase in home sales of $3,183,319.

Gross profit percent on home sales decreased from 11.1% for the nine months ended September 30, 1998, to 10.1% for the nine months ended September 30, 1999.

Operating expenses increased by $97,481 for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

Net income for the nine months ended September 30, 1999, was $459,312 compared with a net loss of $10,393 for the nine months ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CROWELL & CO., INC.

November 18, 1999                       By: Mark L. Gilliam
                                            -----------------------------------
                                            Mark L. Gilliam
                                            Vice President on Behalf of
                                            the registrant and as Chief
                                            Financial Officer