Form 10QSB/A
period 1999-09-30
CROWELL & CO INC /GA/
filed 1999-12-15
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               (Amendment No. 1)

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

YEAR 2000 ISSUES

The Company is not heavily dependent on computers which may be affected by year 2000 problems. The primary use of computers is in the accounting function. All accounting software applications have been updated to function in the year 2000. In addition, the Company purchased a new data server which is Y2K compatible. The Company has also purchased software to test its computers for Y2K readiness. The total computers in use at the Company is eight. The Company has expended approximately $5,000 to prepare for potential year 2000 problems.

Because none of the potential problems associated with the year 2000 are critical to the Company's business, management of the Company believes that there is minimal risk to the Company. Problems which may arise due to the year 2000 will be addressed in an expeditious manner.

If the accounting system fails because of year 2000 problems, the Company can account for all transactions manually until the problems are corrected as it has done in the past during power outages or when the data server has been out of service.

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