Form 10KSB40
period 1999-12-31
CROWELL & CO INC /GA/
filed 2000-05-04
CIK 65905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Commission file number:  0-7765
                         ------

                               CROWELL & CO., INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Georgia                                             58-1021933
             -------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

924 Stevens Creek Road, Augusta, Georgia                            30907
----------------------------------------                            -----
(Address of Principal executive offices)                           Zip Code

Issuer's telephone number including area code:  (706) 855-1099
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

Issuer's revenues for its most recent fiscal year:  $12,968,379.

The aggregate market value of the voting stock held by non-affiliates is unknown to registrant. Registrant is unaware of any sales or purchases of its stock during the 60 day period ending April 24, 2000.

The number of shares outstanding of issuer's common equity as of April 24, 2000, is 2,520,835.

The Index of Exhibits is on page 29.

                                TABLE OF CONTENTS

                                     PART 1                                 PAGE

ITEM 1    Description of Business...........................................   3

ITEM 2    Description of Properties.........................................   4

ITEM 3    Legal Proceedings.................................................   7

ITEM 4    Submission of Matters to a Vote of Security Holders...............   7


                                     PART II

ITEM 5    Market for Common Equity and Related Stockholder Matters..........   8

ITEM 6    Management's Discussion and Analysis or Plan of Operation.........   8

ITEM 7    Financial Statements..............................................  11

ITEM 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  22

                                    PART III

ITEM9     Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................  23

ITEM 10   Executive Compensation............................................  23

ITEM 11   Security Ownership of Certain Beneficial Owners and Management....  24

ITEM 12   Certain Relationships and Related Transactions....................  25

ITEM 13   Exhibits and Reports on Form 8-K..................................  26

          Signatures........................................................  28

          Index of Exhibits.................................................  29

                         ITEM 1. DESCRIPTION OF BUSINESS
GENERAL

     Crowell & Co., Inc., is a Georgia corporation ("Crowell"), which was incorporated in 1968. The offices of Crowell are located at 924 Stevens Creek Road, Augusta, Georgia, 30907. The telephone number is (706) 855-1099.

     The principal business of Crowell and its subsidiary, Keystone Homes, Inc. ("Keystone", together, the "Company"), is home building and the development of residential lots for resale. Crowell primarily develops residential properties. Crowell's business plan is to acquire new properties for development in profitable markets based on current and expected demand. Analysis and acquisition of new properties are ongoing. Crowell sold Petersburg Racquet Club, its pool and tennis facility to Craig S. Jones on December 31, 1997. (See Dispositions of Assets on page 3.)

     Crowell acquires and develops land for home building primarily in Columbia County, Georgia, and Aiken County, South Carolina. The Augusta Metropolitan Statistical Area ("MSA") contains Richmond, Columbia, and McDuffie Counties in Georgia and Aiken and Edgefield Counties in South Carolina. The population of this MSA was approximately 469,000 in 1999. Columbia County had a population of approximately 97,000 in 1999. Aiken County had a population of approximately 136,000.

     Keystone (a wholly owned subsidiary of Crowell) builds single-family homes on a presold and speculative basis. Keystone builds in all of Crowell's developments and in three of Home Sites, Ltd.'s (a Georgia limited partnership of which Otis L. Crowell, President and Chairman of the Board, and majority shareholder of Crowell, is the general partner) developments. Generally, Keystone does not build outside of Crowell or Home Sites, Ltd. ("Home Sites") developments. The revenues of Keystone constituted 97% of the total revenues of the Company for the fiscal year ended December 31, 1999.

     Keystone purchases developed lots for home construction from Home Sites. For the year ended December 31, 1999, such purchases were $530,000. Crowell also provides management services to Home Sites. For the year ended December 31, 1999, management fees earned by the Company were $79,155.

     Currently, Keystone's home prices (which include lot costs) range from approximately $95,000 to $320,000. Heated square footage in these homes ranges from 1,200 to 3,500 square feet. Keystone builds single-family detached homes and attached townhomes. Keystone uses either concrete slabs or flooring systems in the construction of its homes and exterior materials may be brick, vinyl siding, or stucco.

     Keystone's backlog at December 31, 1999, was $817,482. Backlog represents the dollar amount of sales pending on signed contracts where Keystone has not completed construction of the homes under contract. Construction was approximately 53.5% complete on these contracts at December 31, 1999. Management believes all backlog at December 31, 1999, will be completed during 2000.

     All operations of the Company are domestic.

DISPOSITIONS OF ASSETS

     On December 31, 1997, Crowell sold the recreation facility known as Petersburg Racquet Club ("PRC") to Craig S. Jones, an individual. No material relationship existed between Mr. Jones and Crowell before the sale. The purchase price of PRC was approximately $818,000. This amount was received in the form of approximately $100,000 in cash, the assumption of a mortgage loan on PRC in the amount of approximately $576,000, the execution of a note secured by a second mortgage on PRC in favor of Crowell in the amount of approximately $129,000, the execution of a note in favor of Crowell in the amount of approximately $7,000 and the obligation to pay Crowell the accounts receivable of PRC at December 31, 1997, which are approximately $6,000, as they are received. The net book value of PRC at the time of the sale was approximately $652,000.

     The Company was a guarantor on the mortgage loan assumed by Mr. Jones. As a result, the Company accounted for the PRC transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins--Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation". Accordingly, the assets of PRC at the sale date had been recorded under the caption Assets of business transferred under contractual arrangement with a corresponding amount recorded under Liabilities and deferred credit of business transferred. The $166,000 gain on sale of PRC had been separately deferred as a deferred gain of $30,000 and a reduction of notes receivable from Mr. Jones in the amount of $136,000. Revenues from PRC for the year ended December 31, 1997, were $298,563.

     During the year ended December 31, 1999, Mr. Jones refinanced the note guaranteed by the Company. The Company is no longer a guarantor of any of Mr. Jones' debt. Therefore, the $166,000 gain on the sale of PRC has been recognized in the financial statements for the year ended December 31, 1999.

     Proceeds from the sale of PRC were used in the normal operations of the Company.

COMPETITION

     The Company competes with other individuals and entities involved in real estate development and residential real estate construction, many of which have greater capital resources than Crowell. Such competitors may have greater diversity in terms of both the types of properties under development and geographic locations of properties, and therefore, are better able to avoid adverse developments in the single-family residential development and construction business in the MSA.

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

EMPLOYEES

     As of December 31, 1999, the Company had eleven (11) full time employees. The Company has one (1) commercial real estate agent.

                        ITEM 2. DESCRIPTION OF PROPERTIES

     At December 31, 1999, the principal properties held by the Company, all of which are located in Columbia County, Georgia, unless otherwise noted, included:

         Mortgage                    Project/                                                                Mortgage
       Description               Subdivision Name          Location       Existing Use     Planned Use       Balance
-----------------------------------------------------------------------------------------------------------------------
9.4 acres undeveloped land      None                       Fury's Ferry Rd     None          Commercial/        None
                                                                                             Shopping Ctr

1.41 acres undeveloped land     None                       The Pass            None          Commercial         None

37 developed lots               Chaparral                  The Pass                          Residential        None

52 developed lots               Hardy Pointe               Columbia County                   Residential    $996,222

73 developed lots               The Village at Riverview   Aiken County                      Residential     687,200

Property under development      Laurel Oaks                Aiken County        None          Residential     637,223

Homes under construction        Bakers Ferry               The Pass            Sales                         303,550
                                                                               inventory

Homes under construction        The Boulders               The Pass            Sales                         101,250
                                                                               inventory

Homes under construction        Cedar Rock                 The Pass            Sales                          67,475
                                                                               inventory

Homes under construction        Chaparral                  The Pass            Sales                         360,475
                                                                               inventory

Homes under construction        Hardy Pointe               Columbia County     Sales                         871,186
                                                                               inventory

Homes under construction        Lakes & Streams            South Carolina      Sales                         154,725
                                                                               inventory

Homes under construction        The Village at Riverview   Aiken County        Sales                         117,075
                                                                               inventory

Homes under construction        Walnut Grove               South Carolina      Sales                         603,486
                                                                               inventory                  ----------

                                                           Total mortgage debt                            $4,899,867
                                                                                                          ==========

A table of lenders, aggregate amounts of loans and interest rates is shown below:

Lender                                Aggregate Amount           Interest Rate
--------------------------------------------------------------------------------
Prime Lending, Inc.                     $    600,631            9.00    -  9.25%
Georgia Bank & Trust                       2,351,348            9.00    -  9.25%
Southtrust Bank, Inc.                        101,250            9.00    -  9.25%
Premier Lending, Inc.                      1,888,384            9.00    -  9.25%
                                        ------------

                             Total      $  4,941,343
                                        ============

     The Company holds title on the above properties in fee simple. All land is properly zoned for its listed potential use. Management believes that Crowell and Keystone are in compliance with all wetlands, setback, and zoning regulations. Management believes that all properties are adequately insured.

     The interest expense for the year ended December 31, 1999, on the mortgage debt was approximately $350,000 (including capitalized interest). A similar payment for 2000 can be expected although the amount will vary depending on several factors including lot sales and interest rate changes. The principal outstanding is reduced by a certain agreed-upon amount as each property is sold in order for the lender to release its secured interest in the property being sold. The interest rates on the mortgages range from 8.25% to 8.75%. The development loans are renewed on an annual basis. (For additional information on the Company's mortgage debt, see Item 6. Management's Discussion and Analysis or Plan of Operation.)

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

     Investment Policies. The Company's primary objective with regard to real estate is to acquire raw land in the Augusta, Georgia area for the purpose of developing the land into separate homesites and home building, which homes are built on a presold or speculative basis. (See Item 2. Description of Properties.) However, future development or investment activities may not be limited to this specific geographic area or to residential real estate. The Company's policy is to develop or acquire raw land or developed residential lots where management believes that opportunities exist for acceptable investment returns. The Company may expand or develop existing properties or sell such properties in whole or in part as determined by management.

     The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. The Company's equity investments in such properties may be subject to existing mortgage financing and other indebtedness, which would have priority over the equity of the Company. The Company may issue securities to persons in exchange for properties. The Company also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, although it has not done so in the past several years. The Company may acquire all or substantially all of the securities or assets of other entities where such investments would be consistent with the Company's investment policies.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

     There is no public trading market for the securities of Crowell. As of December 31, 1999, there were approximately 750 holders of record of Crowell's Common Stock, without par value. No dividends have been paid on Crowell's Common Stock for more than two years and it is anticipated that Crowell will not pay dividends in the foreseeable future.

     Crowell did not issue or sell any shares of Common Stock during 1999 that were not registered under the Securities Act of 1933, as amended.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

OVERVIEW

     The primary objective of the Company's management is to maximize shareholder wealth. The Company attempts to accomplish this objective by increasing total revenues and controlling expenses. Management believes the existing corporate structure is adequate to support increased sales. In addition, management believes revenues can be increased most rapidly by increasing home-building efforts.

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

     On December 10, 1999, the Company re-filed a Preliminary Proxy Statement on
Schedule  14A with the  Securities  and Exchange  Commission  for the purpose of eliminating the periodic reporting requirements under the Securities Exchange Act of 1934 by a reverse common stock split. The reverse common stock split, if consummated, will eliminate all common shareholders except the majority shareholder.

RESULTS OF OPERATION

     Management continually monitors inventory levels in relation to customer demand in order to build the needed number of homes. Therefore, there is no specific amount of inventory that will always be the optimum.

     Home sales increased by $4,374,655 or 68%, and commercial brokerage commissions increased by $59,505 or 96% for the year ended December 31, 1999, as compared to the year ended December 31, 1998. Management attributes the increase in home sales to the strength of the local and national economy and to the location of the Company's housing. Management does not anticipate a similar increase in sales for 2000. The Company has one commercial sales agent. The brokerage commissions are wholly dependent on this agent. Management does not anticipate a similar increase in brokerage commissions for 2000.

     Keystone built an office building and self-storage warehouse for the year ended December 31, 1999, for an entity related by common control. Revenues and cost of revenues for this project were $1,801,702. The Company leases office and warehouse space from this entity.

     Gross profit percent on home sales increased to 10.4% in 1999 from 9.7% in 1998. Management does not believe the increase in gross profit percent to be significant. Management does not anticipate a similar increase in gross profit percent for 2000.

     Gross profit percent on commercial brokerage commissions increased from 27.0% in 1998 to 29.4% in 1999. Management does not believe the increase in gross profit percent to be significant.

     Gross profit on lot sales decreased from 56.3% in 1998 to 42.4% in 1999. Management attributes this decrease to the lower prices received on lots because of the topography of those lots. Management expects the gross profit percent to remain stable in 2000.

     Salaries increased in 1999 as compared to 1998 by $111,053 or 28%. Management attributes this to additional employees hired and wages paid to existing employees to produce the increase in revenues. Management does not anticipate a similar increase for 2000.

     Depreciation expense increased by $11,552 or 67% in 1999 as compared to 1998. Management attributes this increase to the purchase of vehicles, computers, and communication equipment. Management does not anticipate a similar increase for 2000.

     Taxes and licenses increased by $8,278 or 42%, in 1999 as compared to 1998. Management attributes this increase to the increase of properties held for resale. Management anticipates a similar increase for 2000.

     Building occupancy increased by $25,247 or 68% in 1999 as compared to 1998. Management attributes this increase to the occupation of new office space. Management believes a similar increase can be expected for 2000.

     Office expense increased in 1999 by $33,127 or 38% as compared to 1998. Management attributes this increase to increased costs to support sales volume. Management does not expect a similar increase for 2000.

     Advertising and promotion increased by $13,159 or 69% in 1999 as compared to 1998. Management believes the increase resulted in greater sales. Management expects a similar increase in 2000.

     Legal and accounting expenses decreased by $1,764 or 6% in 1999 as compared to 1998. Management does not believe the decrease to be significant and anticipates a similar expense for 2000.

     Communications expenses increased by $860 or 5% in 1999 as compared to 1998. Management does not believe the increase to be significant and anticipates a similar expense for 2000.

     Overall operating expenses increased by $200,560 or 30% for 1999 as compared to 1998.

     Interest income increased by $5,148 or 29% in 1999 as compared to 1998. Management does not expect interest income to be significant in 2000.

     Interest expense from continuing operations increased by $42,772 or 28% in 1999 as compared to 1998. Management attributes this increase to the increase of properties held for resale. Management anticipates a similar increase for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to sell land, lots, and homes it presently owns and land and lots it will acquire and homes it will build in the future to meet liquidity needs as it has done in the past. Such sales are expected to generate sufficient cash to meet the Company's liquidity requirements for 12 months and beyond. At December 31, 1999, available cash and proceeds from land, lot, and home sales were expected to be sufficient to meet the Company's requirements until spring of 2000 when home sales typically improve and provide cash for operations.

     The  Company  has  obtained   financing   historically  by  borrowing  from
conventional lending sources using land acquired for development as security for loans.

     Current and future liquidity needs are expected to be met by use of the proceeds from lot and land sales and the proceeds from loans, using lands purchased for development as collateral. Existing development loans and commitments available to the Company have been made by various financial institutions and are secured by the improved lots held for resale. (See Item 2. Description of Properties.) The interest rates on the development loans are 9% to 9.25% in December 1999. Payments of interest are due monthly or quarterly and a portion of the principal is repaid as each lot is sold. The existing loans terminate in the years ending December 31, 2000 and 2001, at which time all principal and accrued interest are payable. There are no penalties for prepayment. Management expects to renew the development loans at that time.

     Residential home construction costs are financed through the use of additional commitments using the improved lots as collateral. Lot acquisition costs and home construction costs are financed by construction loans from a number of conventional lending sources, generally lending 90 to 95% of the costs of the home, secured by the lot and improvements, at rates of 9% to 9.25% as of December 31, 1999. These loans are paid upon the sale of the home. These loans are negotiated and closed on a project-by-project or lot-by-lot basis that generally generates additional cash above the loan payoff to finance operations.

     Financing arrangements for long-term needs have not been made because such arrangements in the land development business are generally made on a project-by-project basis. Debt service on existing loans (loan balances totaled $4,941,343 as of December 31, 1999) and funds for operations are expected to be met from the proceeds of lot sales, land sales, home sales and real estate brokerage commissions. Notes maturing in 2000 total $4,909,954. The Company historically has renewed these notes annually although there are no assurances that the financial institution will renew such loans. The notes will eventually be repaid from proceeds of land, lot, and home sales. (See Item 7. Financial Statements for additional details regarding notes payable.)

     The Company's financial condition at December 31, 1999, has improved as compared to that of December 31, 1998. Stockholders' equity as of December 31, 1999, was $1,307,625 as compared to $857,758 at December 31, 1998.

     Properties held for resale increased $2,746,703, or 87% from $3,163,229 at December 31, 1998 to $5,909,933 at December 31, 1999. Properties held for resale will increase and decrease as management determines and builds the level of inventory needed to satisfy customer demand.

     Cash increased by $162,867 or 67%, at December 31, 1999, from December 31, 1998.

     Receivables decreased from $75,548 at December 31, 1998, to $21,481 at December 31, 1999, a decrease of $54,067 or 72%, because of collections on a note receivable in connection with the sale of UDS.

     Other assets increased from $64,531 at December 31, 1998, to $70,082 at December 31, 1999, an increase of $5,551 or 9%. Other assets consist of prepaid items and the cash value of a life insurance policy.

     Notes payable increased from $2,399,759 at December 31, 1998, to $4,941,343 at December 31, 1999, an increase of $2,541,584 or 106%. Notes payable will increase and decrease in direct proportion to the level of housing inventory maintained by the Company.

     Accounts payable and accrued liabilities decreased from $333,612 at December 31, 1998, to $270,591 at December 31, 1999, a decrease of $63,021 or 19%.

     The Company has net operating loss carryforwards available of approximately $1,470,000 to offset against future federal taxable income. The maximum value of these carryforwards computed at maximum federal and state income tax rates is approximately $570,000. This amount is not reflected in the financial statements.

IMPACT OF INFLATION

     Although inflationary pressures were moderate in 1999 and 1998, the Company continues to seek ways to reduce the impact of inflation. To the extent permitted by competition, the Company passes increased costs on to customers by increasing sales prices of residential lots and homes.

SEASONALITY

     The Company typically sells more homes during the second and third quarters of the year than during the remainder of the year.

                          ITEM 7. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

The following consolidated financial statements of Crowell & Co., Inc., and subsidiary are included herein:

Consolidated Balance Sheet - December 31, 1999
Consolidated Statements of Operations - Years ended December 31, 1999 and 1998 Consolidated Statements of Changes in Stockholders' Equity -
     Years ended December 31, 1999 and 1998
Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998 Notes to Consolidated Financial Statements - Years ended
     December 31, 1999 and 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Crowell & Co., Inc., and Subsidiary
Augusta, Georgia

     We have audited the accompanying consolidated balance sheet of Crowell & Co., Inc., and subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowell & Co., Inc., and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ELLIOTT, DAVIS & COMPANY, L.L.P.

Augusta, Georgia
April 24, 2000

                       CROWELL & CO., INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                     ASSETS
PROPERTIES HELD FOR RESALE
   Homes under construction and for sale                            $ 3,011,176
   Developed residential land                                         2,868,743
   Land held for future development                                      30,014
                                                                    -----------
                                                                      5,909,933

CASH AND CASH EQUIVALENTS, including escrow funds of $6,134             406,921
                                                                    -----------
RECEIVABLES
   Notes                                                                 11,081
   Accounts and other                                                    10,400
                                                                    -----------
                                                                         21,481
PROPERTY AND EQUIPMENT
   Property and equipment                                               157,880
   Less accumulated depreciation                                        (46,738)
                                                                    -----------
                                                                        111,142

OTHER ASSETS                                                             70,082
                                                                    -----------
                                                                    $ 6,519,559
                      LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                                              $ 4,941,343
                                                                    -----------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable                                                        219,575
Accrued expenses                                                         35,459
Customer deposits                                                        15,557
                                                                    -----------
                                                                        270,591

   TOTAL LIABILITIES                                                  5,211,934
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (SEE NOTES 4 AND 5)

STOCKHOLDERS' EQUITY
Capital stock:
  Preferred, voting & non-participating, without par value;
    10,000,000 shares authorized, 1,011,899 designated to
    Series A and Series B
  Series A preferred, 8% cumulative, stated value $1 per
    share; callable at $1 per share plus accumulated dividends, convertible into common stock at the rate of 1 share for 4 preferred shares; authorized 2,000,000 shares; issued &
    outstanding 525,000 shares; accumulated dividends $231,000
    ($0.36 per share)                                                   525,000
  Series B preferred, 8% cumulative, stated value $1 per
    share; callable at $1 per share plus accumulated dividends, convertible into common stock at the rate of 1 share for 4 preferred shares; authorized 486,899 shares; issued &
    outstanding 486,899 shares; accumulated dividends $233,712
    ($0.40 per share)                                                   486,899
  Common, without par value; 50,000,000 shares authorized;
    2,520,835 shares issued & outstanding at December 31, 1999          696,774
Additional paid-in capital  Preferred stock - Series A                   33,648
Accumulated deficit                                                    (434,696)
                                                                    -----------

   TOTAL STOCKHOLDERS' EQUITY                                         1,307,625
                                                                    -----------
                                                                    $ 6,519,559
                                                                    ===========

The accompanying notes are an integral part of this consolidated financial statement.

                       CROWELL & CO., INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                       1999             1998
                                                   ------------     -----------
REVENUES
   Home sales                                      $ 10,763,726     $ 6,389,071
   Commercial construction                            1,801,702              --
   Brokerage commissions                                121,411          61,906
   Other income                                         127,096         136,353
   Lot sales                                            154,444         192,400
   Land sales                                                --         175,000
                                                   ------------     -----------
                                                     12,968,379       6,954,730
                                                   ------------     -----------
COST OF REVENUES
   Homes                                              9,647,765       5,768,374
   Commercial construction                            1,801,702              --
   Agent commissions                                     85,737          45,172
   Other                                                 16,366          31,577
   Lots                                                  88,982          84,000
   Land                                                      --          46,899
                                                   ------------     -----------
                                                     11,640,552       5,976,022
                                                   ------------     -----------
OPERATING EXPENSES
   Salaries                                             511,499         400,446
   Depreciation                                          28,726          17,174
   Taxes and license                                     28,046          19,768
   Building occupancy                                    62,556          37,309
   Advertising and promotion                             32,239          19,080
   Office expense                                       121,143          88,016
   Legal and accounting                                  25,452          27,215
   Communications                                        17,702          16,842
   Completed home expenses                               45,751          46,704
                                                   ------------     -----------
                                                        873,114         672,554
                                                   ------------     -----------

     OPERATING INCOME                                   454,713         306,154
                                                   ------------     -----------
FINANCIAL INCOME (EXPENSE)
   Interest income                                       22,707          17,559
   Interest expense                                    (193,416)       (150,644)
                                                   ------------     -----------
                                                       (170,709)       (133,085)
                                                   ------------     -----------

   INCOME FROM CONTINUING OPERATIONS                    284,004         173,069
                                                   ------------     -----------
DISCONTINUED OPERATIONS
   Deferred gain from Petersburg Racquet Club           165,863              --
                                                   ------------     -----------

   NET INCOME                                      $    449,867     $   173,069
                                                   ============     ===========
EARNINGS PER COMMON SHARE:
   Weighted average number of
     common shares outstanding                        2,520,835       2,520,835
   Basic earnings per share
     Continuing operations                         $        .08     $       .04
     Discontinued operations                                .07              --
                                                   ------------     -----------

   EARNINGS PER COMMON SHARE                       $        .15     $       .04
                                                   ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CROWELL & CO., INC., AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                        Capital Stock Issued               Additional
                                        --------------------             Paid-In Capital
                                                                         ---------------                    Total
                               Preferred      Preferred                     Preferred     Accumulated    Stockholders'
                               Series A       Series B        Common        Series A        Deficit         Equity
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997    $   525,000    $   486,899    $   696,774    $    33,648    $(1,057,632)    $   684,689

Net income                             --             --             --             --        173,069         173,069
                              -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 1998    $   525,000    $   486,899    $   696,774    $    33,648    $  (884,563)    $   857,758
                              -----------    -----------    -----------    -----------    -----------     -----------

Net income                             --             --             --             --        449,867         449,867
                              -----------    -----------    -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 1999    $   525,000    $   486,899    $   696,774    $    33,648    $  (434,696)    $ 1,307,625
                              ===========    ===========    ===========    ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CROWELL & CO., INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years ended December 31,
                                                                      1999             1998
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $    449,867     $    173,069
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                     28,726           17,174
      Loss on disposal of assets                                            --            7,386
      Deferred gain on disposal of Petersburg Racquet Club            (165,863)              --
   Changes in assets and liabilities:
         (Increase) decrease in:
         Properties held for resale                                 (2,746,703)         252,169
         Accounts and other receivables                                 10,952          (20,766)
         Other assets                                                   (5,551)          (3,781)
      Increase (decrease) in:
         Accounts payable                                              (77,666)         164,323
         Accrued expenses                                                3,072           (7,517)
         Customer deposits                                              11,573           (4,432)
                                                                  ------------     ------------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (2,491,593)         577,625
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                         10,800           53,672
   Purchase of property and equipment                                  (79,826)         (51,878)
   Collections on notes receivable                                     181,902           39,276
                                                                  ------------     ------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                   112,876           41,070
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loans                                         10,622,254        4,481,906
   Payments of bank loans and other debt                            (8,080,670)      (5,049,211)
                                                                  ------------     ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,541,584         (567,305)
                                                                  ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              162,867           51,390
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         244,054          192,664
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    406,921     $    244,054
                                                                  ============     ============

SUPPLEMENTARY DISCLOSURES
-------------------------

   Interest paid (net of amount capitalized)                      $    178,337     $    156,939
                                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CROWELL & CO., INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

     The principal operations of Crowell & Co., Inc., and its subsidiary (the "Company") are development of residential lots for resale, home building, and providing commercial real estate brokerage services. The Company acts as a general contractor on all development and home building.

     Crowell & Co., Inc. ("Crowell"), the parent company, primarily develops residential lots in the Augusta, Georgia Metropolitan Statistical Area ("MSA"). Crowell also provides commercial real estate brokerage services.

     Keystone Homes, Inc. ("Keystone"), a wholly owned subsidiary of Crowell, builds single-family and multi-family homes on a presold and speculative basis in the Augusta, Georgia, metropolitan statistical area.

     All operations of Crowell and its subsidiary are domestic.

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

EARNINGS PER SHARE

     Earnings per common share is computed by dividing income available to common stockholders by the weighted average of the number of shares outstanding. The preferred dividend accrued of $80,952 is subtracted from the income from continuing operations and net income for the purposes of computing the earnings per common share regardless of whether the preferred dividend is paid. At the option of the holder, the preferred stock is convertible into common stock at one share for every four shares owned for a total potential of 252,975 shares; however, because inclusion of convertible preferred stock would have an anti-dilutive effect on the earnings per common share, the convertible preferred stock conversion is excluded from the computation of the earnings per common share assuming full dilution.

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

CONCENTRATION OF RISK

     The Company operates in the Augusta, Georgia MSA. Therefore, the Company can be adversely affected by local economic conditions. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions and brokerage firms. At times, such investments may be in excess of the FDIC insurance limits.

NEW ACCOUNTING STANDARDS

     In June of 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

     SFAS 133, as amended by SFAS 137, applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

NOTE 3 - NOTES RECEIVABLE

     At year-end, notes receivable consist of the following:

     Note receivable from an individual due in quarterly
        installments with interest at 8.8%, secured by all
        assets of United Data Systems, formerly a division
        of the Company                                              $     11,081
                                                                    ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space from the majority stockholder under three leases, two with a term of twenty (20) years, and expiring in 2009 and one (1) with a term of 15 years, expiring in 2014. The leases provide that the Company pays all property taxes, insurance and maintenance plus an annual rental. The total minimum rental commitment at December 31, 1999, under these leases is $1,403,958, which is due as follows:

     Year ending December 31,
     ------------------------
              2000                             117,804
              2001                             120,204
              2002                             122,604
              2003                             122,604
              2004                             125,104
           Thereafter                          795,638
                                          ------------
                                          $  1,403,958
                                          ============

     The total rental expense for these leases included in the consolidated statements of income for the years ended December 31, 1999 and 1998, was $101,502 and $85,200, respectively. The Company received rental income of approximately $59,055 and $90,000, respectively, for the years 1999 and 1998, which offsets the rental expense.

     The Company is generally involved in legal proceedings, arising in the ordinary course of business, which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse affect on the financial condition or results of operations of the Company.

NOTE 5 - NOTES PAYABLE

     At year-end, notes payable consist of the following:

     To banks
     Secured by residential properties held for resale, maturing at various dates through 2001, at interest rates from
       prime plus 1.0% to 1.5% (9.0% to 9.25%).                     $  4,899,867
     Secured by vehicles, at an interest rate of 8%, payable
       in monthly installments ending June 25, 2003.                      41,476
                                                                    ------------
                                                                    $  4,941,343
                                                                    ============

     Under  provisions  of financing  arrangements  outstanding  at December 31,
1999, the Company has unused commitments for financing of approximately $1,780,000. These additional amounts are available upon request and approval of development progress and are subject to the same terms and obligations as those existing on December 31, 1999. The majority stockholder has personally guaranteed all bank loans. The president of Keystone has personally guaranteed all of Keystone's bank loans, which amount to additional guarantees of $3,616,920.

     Maturities of debt are as follows:

     Year ending December 31,
     ------------------------
               2000                               $  4,909,954
               2001                                     10,936
               2002                                     11,857
               2003                                      8,596
                                                  ------------
                                                  $  4,941,343
                                                  ============

     Capitalized interest (see NOTE 2) was approximately $155,000 and $107,000 for the years ended December 31, 1999 and 1998, respectively. All other interest incurred was recognized as financial expense in the consolidated statements of income.

NOTE 6 - INCOME TAX MATTERS

     For the years ended December 31, 1999 and 1998, Crowell filed consolidated income tax returns with its subsidiary Keystone.

     For the years ended December 31, 1999 and 1998, the Company recorded no income tax provision. In 1997 and previous years, the Company incurred net losses and established valuation reserves for the entire amount of its deferred tax assets. In 1999 and 1998, the Company had net income and reduced its valuation reserve by a similar amount. At December 31, 1999, the Company had a valuation reserve equal to its deferred tax asset as it had determined that it was more likely than not that the reported asset would not be realized. The Company used its net operating loss carryforward to eliminate the income tax liability on income from the years ended December 31, 1999 and 1998.

     Deferred tax assets and liabilities at December 31, 1999 and 1998, consist of the following:

                                                       Years ended December 31,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
Deferred tax assets
   Federal and state net operating
     loss carryforwards                              $  570,000      $  690,000
   Less valuation allowance                            (570,000)       (690,000)
                                                     ----------      ----------
Net deferred tax asset                               $       --      $       --
                                                     ==========      ==========

     Remaining net operating loss carryforwards of $1,463,012 expire in varying amounts between December 31, 2002, and December 31, 2011, and are subject to Internal Revenue Code Section 382 limitations relating to a corporation's ability to use net operating loss carryforwards subsequent to a change in ownership. An expiration schedule is as follows:

     Year ending December 31
     -----------------------
               2003                           $     322,641
               2004                                 154,945
               2005                                 294,482
               2010                                 683,502
               2011                                   7,442
                                              -------------
                                              $   1,463,012
                                              =============

NOTE 7 - RELATED PARTY TRANSACTIONS

     Keystone purchases developed lots for home construction from Home Sites, Ltd. ("Home Sites"), an entity related by common control. For the years ended December 31, 1999 and 1998 such purchases were $530,000 and $58,000. Crowell also provides management services to Home Sites. For the years ended December 31, 1999 and 1998, management fees earned by the Company were $79,155 and $69,645.

     As described in Note 4, the Company leases office space from its majority stockholder.

     For the year ended December 31, 1999, the Company built an office building/self-storage facility for an entity related by common control. Revenues and cost of revenues, reflected in the financial statements amounted to $1,801,702. The Company leases its office space from this entity.

NOTE 8 - EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                                                        Year ended December 31,
                                                          1999          1998
                                                      -----------   -----------
NET INCOME                                            $   449,867   $   173,069

PREFERRED STOCK DIVIDENDS                                 (80,952)      (80,952)
                                                      -----------   -----------

      NET INCOME APPLICABLE TO COMMON SHAREHOLDERS    $   368,915   $    92,117
                                                      ===========   ===========

EARNINGS PER COMMON SHARE:
   Weighted average number of
      common shares outstanding                         2,520,835     2,520,835
   Primary earnings per share
      Continuing operations                           $       .08   $       .04
      Discontinued operations                                 .07            --
                                                      -----------   -----------

      EARNINGS PER COMMON SHARE                       $       .15   $       .04
                                                      ===========   ===========

NOTE 9 - DISCONTINUED OPERATIONS

     On December 31, 1997, Crowell sold the recreation facility known as Petersburg Racquet Club ("PRC") to Craig S. Jones, an individual. No material relationship existed between Mr. Jones and Crowell before the sale. The purchase price of PRC was approximately $818,000. This amount was received in the form of approximately $100,000 in cash, the assumption of a mortgage loan on PRC in the amount of approximately $576,000, the execution of a note secured by a second mortgage on PRC in favor of Crowell in the amount of approximately $129,000, the execution of a note in favor of Crowell in the amount of approximately $7,000 and the obligation to pay Crowell the accounts receivable of PRC at December 31, 1997, which are approximately $6,000, as they are received. The net book value of PRC at the time of the sale was approximately $652,000.

     The Company was a guarantor on the mortgage loan assumed by Mr. Jones. As a result, the Company accounted for the PRC transaction following the treatment set forth in the Securities and Exchange Commission's Staff Accounting Bulletins--Topic 5E (SAB Topic 5E) "Accounting for divestiture of a subsidiary or other business operation". Accordingly, the assets of PRC at the sale date had been recorded under the caption Assets of business transferred under contractual arrangement with a corresponding amount recorded under Liabilities and deferred credit of business transferred. The $165,863 gain on sale of PRC had been separately deferred as a deferred gain of $30,000 and a reduction of notes receivable from Mr. Jones in the amount of $136,000. Revenues from PRC for the year ended December 31, 1997, were $298,563.

     During the year ended December 31, 1999, Mr. Jones refinanced the note guaranteed by the Company. The Company is no longer a guarantor of any of Mr. Jones' debt. Therefore, the $165,863 gain on the sale of PRC has been recognized in the financial statements for the year ended December 31, 1999.

NOTE 10 - 401(K) AND PROFIT SHARING PLAN

     The Company's defined contribution profit-sharing plan covers all eligible employees of the Company. The plan provides for voluntary contributions at the election of the employee. The Company's contribution is determined each year by the Board of Directors. This discretionary amount contributed by the Company was $5,000 for both years ended December 31, 1999 and 1998.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 10, 1999, the Company engaged Elliott, Davis & Company, L.L.P., to serve as independent auditors. On or about that date, Cherry, Bekaert, & Holland, L.L.P., was dismissed as independent auditors of Crowell.

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

     There have been no disagreements with the Company's auditors, Elliott, Davis & Company, L.L.P., on matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                                    PART III

                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS

     Set forth below is certain information as of April 24, 1999, about each of the directors and executive officers of Crowell.

Name                      Age    Office
----                      ---    ------
Otis L. Crowell           65     Director, President and Chairman of the Board
O. Lamar Crowell, Jr.     34     Director and Vice President
Mark L. Gilliam           38     Director, Vice President, Secretary and Chief
                                 Financial Officer

     Mr. Crowell has served as President and as a Director of Crowell or its predecessor since 1969, and Chairman of the Board of Crowell since March 1988.

     Mr. Crowell, Jr., has served as Vice President and as a Director of Crowell since July 1996. Mr. Crowell, Jr., has served as President of Keystone Homes since April 1995. For five years prior to his appointment as President of Keystone, Mr. Crowell served as a manager with Crowell.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require Crowell's executive officers and directors and persons who own more than 10% of Crowell's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of Crowell's Common Stock are required by SEC regulation to furnish Crowell with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, Crowell believes that during the fiscal year ended December 31, 1999, Crowell's executive officers, directors and owners of more than 10% of its Common Stock complied with all filing requirements.

                         ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table summarizes by category, for the fiscal years ended December 31, 1999, 1998, and 1997, the total compensation paid to the Chief Executive Officer of the Company. No other executive officer of the Company received salary and bonus for the fiscal year ended December 31, 1999, in an amount in excess of $100,000:

     Name and                         Year Ended
Principal Position                   December 31,                      Salary
--------------------------------------------------------------------------------
Otis L. Crowell                          1999                        $ 120,000
    President and                        1998                          120,000
    Chief Executive Officer              1997                          120,000

     The directors of the Company are not compensated for services rendered in such capacities.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth, as of April 24, 1999, information with respect to the beneficial ownership of shares of Common and Preferred Stock of the Company by each person known to be the beneficial owner of more than 5% of the outstanding shares of Common and Preferred stock and the holdings of directors and executive officers individually and as a group. Beneficial ownership as reported in the table has been determined in accordance with Securities Exchange Commission ("SEC") regulations and includes shares of Common Stock that may be acquired within 60 days upon the exercise of outstanding stock options and the conversion of shares of Preferred Stock of the Company. The named persons have sole voting and investment power with regard to the shares shown as owned by such persons. Pursuant to SEC regulations, all shares not currently outstanding which are subject to options or conversion privileges exercisable within 60 days are deemed to be outstanding for the purpose of computing the "Percent of Class" held by the holder thereof but are not deemed to be outstanding for the purpose of computing the "Percent of Class" held by any other shareholder of the Company.

                                    Common Stock      Series A Preferred    Series B Preferred      Combined Voting
                                    Beneficially      Stock Beneficially    Stock Beneficially     Power (Common and
                                   Owned (Percent       Owned (Percent        Owned (Percent     Preferred Considered
     Name and Address               of Class)(1)         of Class)(2)          of Class)(3)      as a Single Class)(4)
----------------------------------------------------------------------------------------------------------------------
Florice Clark(5)                       121,725                    -               486,899                 4.4%
   3554 Old Ferry Road                  (4.6%)                                     (100%)
   Martinez, GA  30907

Otis L. Crowell*(5)                  1,876,622               87,500                     -                68.2%
   3750 Evans to Locks Road            (73.8%)              (16.7%)
   Augusta, GA  30907

Mark L. Gilliam*                         1,250                    -                     -                    +
   3696 El Cordero Road                      +
   Martinez, GA  30907


Robert M. Hunter(5)                     70,000              280,000                     -                 2.5%
   3801 High Hampton Drive              (2.7%)              (53.3%)
   Martinez, GA  30907

Dennis Stanfield                       161,436                    -                     -                 5.9%
   P.O. Box 4501                        (6.0%)
   Martinez, GA  30907

Robert M. Hunter, Jr.                   13,125               52,500                     -                    +
   3 Beech Lane                              +              (10.0%)
   Morristown, NJ  07960

Beverly H. Taylor                       13,125              52,500                      -                    +
   688 Woodhall Abbey Court                  +              (10.0%)
   Martinez, GA  30907

Ben W. Hunter                           13,125               52,500                     -                    +
   3109 West Road                            +              (10.0%)
   Martinez, GA 30907

All executive officers/              1,877,872                    -                     -                68.2%
   directors as a group (2 persons)    (73.4%)

+    Less than 1.0%
*    Executive officer or director

(1)  Based on 2,520,835 shares of Common Stock outstanding on March 31, 2000.

(2) Based on 525,000 shares of Series A Preferred Stock outstanding on March 31, 2000. Holders of the Series A Preferred Stock vote on the basis of one vote for each four shares of Series A Preferred Stock held with holders of Common Stock and holders of Series B Preferred Stock, all voting as a single class. The Series A Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

(3) Based on 486,899 shares of Series B Preferred Stock outstanding on March 31, 2000. Holders of the Series A Preferred Stock vote on a one vote for each four shares of Series B Preferred Stock held with holders of Common Stock and holders of Series A Preferred Stock, all voting as a single class. The Series B Preferred Stock is not registered under Section 12 of the Securities Exchange Act of 1934, and in providing ownership information the Company has relied on its stock transfer records, which may not correspond to beneficial ownership. To the extent that the Company is aware of beneficial ownership that is different from ownership as reflected by the stock transfer records, such beneficial ownership information has been provided.

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases office space from Otis L. Crowell, president of the Company, under three leases, two with a term of twenty (20) years, and expiring in 2009 and one (1) with a term of 15 years, expiring in 2014. The leases provide that the Company pays all property taxes, insurance and maintenance plus an annual rental. The total minimum rental commitment at December 31, 1999, under these leases is $1,403,958, which is due as follows:

     Year ending December 31,
              2000                                 117,804
              2001                                 120,204
              2002                                 122,604
              2003                                 122,604
              2004                                 125,104
           Thereafter                              795,638
                                              ------------
                                              $  1,403,958
                                              ============

     The total rental expense for these leases included in the consolidated statements of income for the years ended December 31, 1999 and 1998, was $101,502 and $85,200, respectively. The Company received rental income of approximately $59,055 and $90,000, respectively, for the years 1999 and 1998, which offsets the rental expense.

     Keystone purchases developed lots for home construction from Home Sites. Otis L. Crowell is the General Partner of Homes Sites (see Item 1. Description of Business). For the years ended December 31, 1999 and 1998, such purchases were $530,000 and $58,000, respectively. Crowell also provides management services to Home Sites. For the years ended December 31, 1999 and 1998, management fees earned by the Company were $79,155 and $69,645, respectively.

     For the year ended December 31, 1999, Keystone built an office building and self-storage warehouse for Crowell Holdings, Ltd. ("Holdings"), a limited partnership. Otis L. Crowell, president of Crowell, Linda G. Crowell, wife of Otis L. Crowell, and O. Lamar Crowell, Jr., director of Crowell and president of Keystone and son of Otis L. Crowell, are limited partners of Holdings. Beverly Crowell, Sandra Crowell, and John Crowell, children of Otis L. Crowell, are limited partners of Holdings. Crowell Partners, Inc., a corporation of which Otis L. Crowell is the sole shareholder, is the general partner of Holdings. Revenues and cost of revenues for this project were $1,801,702. The Company leases office and warehouse space from Holdings.

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

     10.10 Agreement to purchase business dated December 16, 1996, between the Company and Chin U. Yu

     10.11 Agreement to purchase business dated December 16, 1998, between the Company and Craig S. Jones (filed herewith)

     10.12 Lease agreement dated December 21, 1998, between the Company and Otis L. Crowell

     11     Computation of earnings per share

     12     Subsidiaries

     27     Financial Data Schedule

b)   Reports on Form 8-K.

     The Company did not file a report on Form 8-K during the Quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWELL & CO., INC.



DATE:  April 24, 2000                    /s/  Otis L. Crowell
                                         --------------------
                                              Otis L. Crowell, President
                                              and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE:  April 24, 2000                    /s/  Otis L. Crowell
                                         --------------------
                                              Otis L. Crowell, President
                                              and Chairman of the Board


DATE:  April 24, 2000                    /s/  Mark L. Gilliam
                                         --------------------
                                              Mark L. Gilliam, Director, Vice
                                              President, Secretary and Chief
                                              Financial Officer


DATE:  April 24, 2000                    /s/  O. Lamar Crowell, Jr.
                                         --------------------------
                                              O. Lamar Crowell, Jr., Director

                                INDEX OF EXHIBITS


10.12     Lease agreement dated December 21, 1998,  between the Company and Otis
          L. Crowell

11        Computation of earnings per share

21        Subsidiaries

27        Financial Data Schedule